Form 10-Q
period 1996-03-31
ZEIGLER COAL HOLDING CO
filed 1996-05-29
CIK 925942

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           [x] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 1-13298

                         ZEIGLER COAL HOLDING COMPANY
            (Exact name of registrant as specified in its charter)



                DELAWARE                                 36-3344449
        (State of incorporation)            (I.R.S. Employer Identification No.)


             50 JEROME LANE
       FAIRVIEW HEIGHTS, ILLINOIS      62208          (618) 394-2400
         (Address of principal       (Zip Code)   (Registrant's telephone
          executive offices)                    number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

As of May 3, 1996, a total of 28,357,616 shares of the Registrant's common stock were outstanding.

                         ZEIGLER COAL HOLDING COMPANY
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996



                               TABLE OF CONTENTS



ITEM                                                                        PAGE
- ----                                                                        ----

                                    PART I

1    FINANCIAL STATEMENTS:

           Condensed Consolidated Statements of Operations - Three Months
             Ended March 31, 1996 and 1995..................................  2

           Condensed Consolidated Balance Sheets - March 31, 1996,
             December 31, 1995 and March 31, 1995...........................  3

           Condensed Consolidated Statements of Cash Flows - Three Months
             Ended March 31, 1996 and 1995..................................  5

           Notes to Condensed Consolidated Financial Statements.............  6

2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS................................................  7


                                    PART II


1    LEGAL PROCEEDINGS...................................................... 12

6    EXHIBITS AND REPORTS ON FORM 8-K....................................... 14


SIGNATURES.................................................................. 15

                        PART 1 - FINANCIAL INFORMATION


                         ITEM 1. FINANCIAL STATEMENTS





                            (See following pages.)

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands, except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                        1996       1995
                                                      --------   --------
                                                    (Unaudited) (Unaudited)
REVENUES:
  Coal sales......................................    $172,922   $195,980
  Other revenues..................................       8,061      6,843
                                                      --------   --------
     Total revenues...............................     180,983    202,823
                                                      --------   --------

COSTS AND EXPENSES:
  Cost of coal sales..............................     137,839    162,426
  Selling, general and administrative expenses....       5,432      6,132
  Provision for stock appreciation units
   (benefit)......................................         721     (1,731)
  Depreciation, depletion and other amortization..      14,896     16,744
  Other costs and expenses........................       4,133      3,519
                                                      --------   --------
     Total costs and expenses.....................     163,021    187,090
                                                      --------   --------

OPERATING INCOME..................................      17,962     15,733

INTEREST INCOME (EXPENSE):
  Interest on borrowings..........................      (5,670)    (7,508)
  Amortization of deferred financing costs........        (210)      (217)
  Interest income.................................         103         71
                                                      --------   --------
     Net interest expense.........................      (5,777)    (7,654)
                                                      --------   --------

INCOME BEFORE INCOME TAXES........................      12,185      8,079

INCOME TAXES......................................       2,072      1,858
                                                      --------   --------

NET INCOME........................................    $ 10,113   $  6,221
                                                      ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING...............      28,356     28,356
                                                      ========   ========

NET INCOME PER COMMON SHARE.......................       $0.36      $0.22
                                                      ========   ========

           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except per share amounts)

                                                                        March 31,   December 31,    March 31,
                                                                          1996          1995          1995
                                                                       -----------  -------------  -----------
                                                                       (Unaudited)        *        (Unaudited)
                   ASSETS
                   ------

CURRENT ASSETS:
  Cash and cash equivalents........................................... $   17,570     $   13,119   $    6,750
  Receivables:
     Trade accounts receivable (net of allowances of $2,710,
       $2,611 and $14,292)............................................     75,198         67,175       91,462
     Other receivables................................................      3,497          4,912        4,155
                                                                       ----------     ----------   ----------
        Total receivables, net........................................     78,695         72,087       95,617

  Inventories:
     Coal finished goods..............................................     22,145         20,050       33,870
     Coal work in process.............................................      8,716          7,343       11,280
     Mine supplies....................................................     22,452         22,966       33,097
                                                                       ----------     ----------   ----------
        Total inventories.............................................     53,313         50,359       78,247

  Deferred income taxes...............................................      8,275          8,357       16,130
  Other current assets................................................     11,715          3,426        5,726
                                                                       ----------     ----------   ----------
        Total current assets..........................................    169,568        147,348      202,470
                                                                       ----------     ----------   ----------

PROPERTY, PLANT AND EQUIPMENT:
  Land and mineral rights.............................................    633,117        633,091      664,268
  Prepaid royalties...................................................     21,431         21,303       26,139
  Plant and equipment.................................................    513,122        506,976      526,923
                                                                       ----------     ----------   ----------
        Total at cost.................................................  1,167,670      1,161,370    1,217,330
  Less - Accumulated depreciation, depletion and amortization.........   (317,162)      (302,714)    (266,813)
                                                                       ----------     ----------   ----------
        Property, plant and equipment, net............................    850,508        858,656      950,517
                                                                       ----------     ----------   ----------

OTHER ASSETS:
  Prepaid pension expense.............................................      8,597          9,555       11,754
  Deferred financing costs, net.......................................      2,463          2,674        3,267
  Deferred income taxes...............................................        983          2,242            -
  Other long-term assets..............................................      5,531          4,766        4,760
                                                                       ----------     ----------   ----------
        Total other assets............................................     17,574         19,237       19,781
                                                                       ----------     ----------   ----------

TOTAL ASSETS.......................................................... $1,037,650     $1,025,241   $1,172,768
                                                                       ==========     ==========   ==========

* Condensed from audited financial statements.

           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except per share amounts)

                                                                  March 31,   December 31,   March 31,
                                                                    1996          1995         1995
                                                                 -----------  ------------  -----------
                                                                 (Unaudited)       *        (Unaudited)
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Accounts payable - trade...................................... $   37,360     $   44,434  $   39,591
  Dividends payable.............................................      1,418          1,418       1,418
  Income taxes payable..........................................      3,187          2,271       2,105
  Other taxes payable...........................................     27,503         24,291      27,137
  Accrued payroll and related benefits..........................     23,180         25,264      31,672
  Deferred revenue..............................................      7,692              -           -
  Other accrued expenses........................................     34,138         19,890      28,131
                                                                 ----------     ----------  ----------
        Total current liabilities...............................    134,478        117,568     130,054
LONG-TERM DEBT..................................................    344,770        344,770     445,058
ACCRUED POSTRETIREMENT BENEFIT OBLIGATIONS......................    257,741        255,839     256,672
ACCRUED PNEUMOCONIOSIS BENEFITS.................................     49,520         49,424      73,276
ACCRUED MINE CLOSING COSTS......................................    103,122        105,676      86,243
DEFERRED INCOME TAXES...........................................          -              -      22,458
OTHER LONG-TERM LIABILITIES:
  Accrued workers' compensation.................................     30,373         30,766      22,072
  Accrued postemployment benefits...............................     17,212         17,284      13,364
  Stock appreciation units......................................      6,326         15,075      10,500
  Other.........................................................      3,904          7,353       9,897
                                                                 ----------     ----------  ----------

        Total other long-term liabilities.......................     57,815         70,478      55,833

COMMITMENTS AND CONTINGENCIES...................................          -              -           -
                                                                 ----------     ----------  ----------

        Total liabilities.......................................    947,446        943,755   1,069,594
                                                                 ----------     ----------  ----------

SHAREHOLDERS' EQUITY:
  Common stock - $0.01 par value - authorized shares,
    50,000; issued and outstanding shares, 28,358 at
    March 31, 1996, and 28,356 at December 31, 1995
    and March 31, 1995..........................................        283            283         283
  Preferred stock...............................................          -              -           -
  Capital in excess of par value................................     71,968         71,945      71,945
  Retained earnings.............................................     17,953          9,258      30,946
                                                                 ----------     ----------  ----------
        Total shareholders' equity..............................     90,204         81,486     103,174
                                                                 ----------     ----------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................... $1,037,650     $1,025,241  $1,172,768
                                                                 ==========     ==========  ==========

* Condensed from audited financial statements.

           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          -------------------
                                                                           1996         1995
                                                                          -------     -------
                                                                        (Unaudited) (Unaudited)
OPERATING ACTIVITIES:
  Net income............................................................  $10,113     $  6,221
                                                                          -------     --------
  Adjustments for differences between net income and cash
    flows from operating activities:
      Depreciation, depletion and other amortization....................   14,896       16,744
      Amortization of deferred financing costs..........................      210          217
      Postretirement benefits...........................................    1,902        4,151
      Pneumoconiosis benefits...........................................       96           98
      Mine closing costs................................................   (2,554)      (1,063)
      Workers' compensation.............................................     (393)         336
      Other postemployment benefits.....................................      (72)        (435)
      Stock appreciation units..........................................   (3,349)      (2,083)
      Deferred income taxes.............................................    1,341          (57)
      Gain on property, plant and equipment.............................     (642)        (228)
      Other.............................................................   (3,401)         328
      Changes in working capital components:
          Increase in receivables.......................................   (6,608)      (7,618)
          Increase in inventories.......................................   (2,954)     (12,190)
          Increase in other current assets..............................   (8,289)        (196)
          Decrease in accounts payable - trade..........................   (7,074)     (12,208)
          Increase in deferred revenue..................................    7,692            -
          Increase in accrued expenses and other current
            liabilities.................................................   10,892       18,652
                                                                          -------     --------
               Net change in working capital............................   (6,341)     (13,560)
                                                                          -------     --------
      Total adjustments to net income...................................    1,693        4,448
                                                                          -------     --------
  Net cash provided by operating activities.............................   11,806       10,669
                                                                          -------     --------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment............................   (7,011)     (14,096)
  Proceeds from sales of property, plant and equipment..................    1,051        1,012
                                                                          -------     --------
      Net cash used in investing activities.............................   (5,960)     (13,084)
                                                                          -------     --------

FINANCING ACTIVITIES:
  Proceeds from common stock issued under stock option plan.............       23            -
  Payment of dividends..................................................   (1,418)      (1,418)
  Net repayments under revolving credit facility........................        -       (5,000)
                                                                          -------     --------
      Net cash used in financing activities.............................   (1,395)      (6,418)
                                                                          -------     --------

      Net increase (decrease) in cash and cash equivalents..............    4,451       (8,833)

      Cash and cash equivalents, beginning of year......................   13,119       15,583
                                                                          -------     --------
      Cash and cash equivalents, end of year............................  $17,570     $  6,750
                                                                          =======     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest................................................  $ 1,465     $  2,514
  Cash paid (received) for income taxes, net of refunds.................     (527)         269

           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Zeigler Coal Holding Company and subsidiaries (the "Company") as of March 31, 1996 and 1995 and for the three month periods then ended, and the notes thereto, are unaudited and do not include all of the disclosures required under generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1995 and for the year then ended.

     The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORIES

     Inventories have been valued using the average cost method and are stated at the lower of cost or market.

3.   NET INCOME PER COMMON SHARE

     Net income per common share is determined by dividing the weighted average number of common shares outstanding during the period into net income. Common share equivalents, in the form of stock options, are excluded from the calculations since they have no material dilutive effect on per share figures.

4.   CONTINGENCIES

     See Part II, Item 1., "Legal Proceedings".

5.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------


                 THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO
                     THE THREE MONTHS ENDED MARCH 31, 1995

     Net income for the three months ended March 31, 1996 was $10.1 million ($.36 per share) compared to $6.2 million ($.22 per share) as reported in the corresponding quarter of 1995. These results included a $.6 million ($.02 per share) charge in 1996 and a $1.3 million ($.05 per share) benefit in 1995 on revaluation of the Company's stock appreciation units (SAU's) to quarter-end market values.

     Excluding the SAU revaluations, net income increased $5.8 million ($.21 per share) to $10.7 million ($.38 per share) in 1996 from $4.9 million ($.17 per share) in 1995. This $5.8 million increase was primarily attributable to four factors. First, after-tax earnings from mining operations were up $3.0 million mainly because of a more advantageous coal supply arrangement between Wolf Creek Collieries in eastern Kentucky and Carolina Power and Light Company (CP&L), as negotiated in April 1995. Second, net earnings from nonmining operations increased by $.5 million chiefly due to higher gains on sales of nonstrategic land assets and higher terminal income due to increased coal throughput. Third, interest expense declined by $1.4 million because of reduced borrowings. Finally, a lower effective tax rate in 1996 decreased the provision for income taxes by approximately $.6 million as compared to 1995.

     COAL SALES - Coal sales totaled $172.9 million in 1996, a decrease of $23.1 million, or 12%, compared to 1995.

     Coal sales volume was down .5 million tons, or 5%, resulting mainly from the idling of Old Ben's Mine #11 in Randolph County, Illinois, the closing of Old Ben's Mine #1 in Indiana, deferred shipments at Evergreen Mining Company and Marrowbone Development Company, both located in West Virginia, volume decreases under the restructured CP&L contract, and a partially offsetting increase in spot sales at Triton Coal Company's Buckskin mine in the Powder River Basin (the "PRB"). Sales volume fell .4 million tons at Mine #11, which was idled in December 1995 because of weak demand for high-sulfur Illinois Basin coal. Volume at the high-sulfur Mine #1 dropped .3 million tons in 1996. The mine was closed in July 1995 following termination of a coal supply contract with Southern Indiana Gas and Electric Company ("SIGECO"). Sales volume at Evergreen declined
 .4 million tons due to the delayed timing of contract coal exports in 1996, a weather-impacted rail car shortage, and a mud slide on the conveyer belt. That volume is expected to be made-up by the end of the year. Marrowbone's sales volume was down .1 million tons primarily because of transportation problems. These tons have been rescheduled for later in the year. Under the restructured contract with CP&L, 1996 volume was reduced by .5 million tons. The preceding tonnage decreases were partially offset by a .6 million ton increase at Buckskin as a result of higher spot sales.

     Coal sales prices decreased $1.38 per ton, or 7%, to $19.17 in 1996, chiefly because a greater proportion of the total sales tons were produced in the lower-priced PRB, plus certain other factors as explained below. The average sales price in the Midwest declined $.14 per ton, or less than 1%, largely due to termination of the above-market SIGECO contract in Indiana, partially offset by reduced spot sales in Randolph County, Illinois mainly because of the idling of Mine #11. The average sales price in Central Appalachia climbed $.59 per ton, or 2%, primarily due to improved pricing from Wolf Creek on sales to CP&L under the restructured coal supply contract, and increased sales of higher-priced metallurgical grade coal from Mine #20 in West Virginia. These factors were partially offset by a decrease in the average selling prices from Pike County Coal Company in eastern Kentucky and from Marrowbone chiefly due to price reopeners on long-term contracts with Georgia Power Company and Duke Power Company, respectively, as further explained below. The average selling price for coal produced in the PRB was down $.21 per ton, or 4%, mainly because of the additional .6 million tons of lower-priced spot sales in 1996, partially offset by price escalations on two long-term contracts.

     OTHER REVENUES - Other revenues include throughput fees at the Company's import/export terminals, coal leaseouts to other parties, farm and timber sales, and revenues on asset sales. In 1996, other revenues totaled $8.1 million, a $1.2 million, or 18%, increase over 1995's results. This improvement was largely due to higher revenues from sales of nonstrategic land assets in Indiana and increased terminal revenues attributable to a stronger coal export market.

     COST OF COAL SALES - The cost of coal sales decreased $24.6 million, or 15%, to $137.8 million in 1996, mainly attributable to the 5% decline in sales volume as described above, a 14% reduction in the consolidated average cost of produced coal per ton, and additional net savings at Wolf Creek from using coal purchased from lower-cost outside suppliers to source the CP&L contract. The decline in average unit production costs primarily reflects closings of the high-cost Wolf Creek Mine #4 and Old Ben Mine #1, a greater proportion of sales tons produced in the lower-cost PRB, and productivity gains and cost containment in both the Midwest and PRB.

     The average cost for the Midwestern mines decreased $1.47 per ton, or 8%, to $17.25 per ton primarily reflecting the July 1995 closing of Mine #1, and lower unit costs at Old Ben's two mines in Franklin County, Illinois. Those unit costs declined by $3.79 per ton at Mine #24 and $3.08 per ton at Mine #26, mainly because of a normal reduction in development work preceding the scheduled closings of the two mines. Mine #24 completed its final longwall panel and began reclamation efforts in mid-March while Mine #26 is expected to close in December 1996. These improvements were partially offset by higher unit costs at Old Ben's Spartan mine in Randolph County, Illinois while transitioning the mine to a more efficient configuration, and because of the high fixed costs associated with the preparation plant that was operated jointly with the now idled Old Ben Mine #11.

     The average production cost for the Central Appalachian mines declined $1.21 per ton, or 4%, to $28.71 per ton in 1996 largely as a result of the October 1995 idling of Wolf Creek's underground Mine #4. In addition, under the new arrangement with CP&L, the Company supplied the CP&L contract with coal purchased from lower-cost producers, which resulted in a savings of $10.90 per ton as compared to Wolf Creek's first quarter 1995 cost per ton produced. Excluding Wolf Creek, Central Appalachian unit costs increased $.83 per ton, or 3.0%, mainly because of reduced productivity and higher costs at Marrowbone. Unit costs at Marrowbone rose $3.21 per ton in 1996 largely due to temporary productivity losses during a major workforce realignment aimed at improving the mine's long-term efficiency, increased unit DD&A expense related to new capital projects and lower production volume, increased postretirement benefit expense based on a revised actuarial estimate, and higher overhead costs because of a temporary rise in legal and consulting expenses. The Marrowbone cost increase was partially mitigated by improvements at Pike County and Mine #20. Unit production costs declined $1.34 per ton at Pike County mainly because of higher productivity in the Company-operated mines and lower royalty rates in the tracts currently being mined. Unit costs were down $1.08 per ton at Mine #20 largely due to lower overhead costs including reduced legal fees.

     In the PRB, costs declined $.25 per ton, or 5%, mainly because of improved labor and equipment efficiency and the favorable impact of lower average sales prices on royalties and sales taxes.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A expenses totaled $5.4 million in 1996, a decrease of $.7 million, or 11%, compared to 1995. Most of this improvement is attributable to reduced insurance, trade association, and legal costs.

     REVALUATION OF STOCK APPRECIATION UNITS - The Company recorded a $.7 million pretax charge on revaluation of SAUs as of March 31, 1996 which resulted from a $.63 per share, or 4.5%, increase in the market price of the Company's common stock since December 31, 1995. For the first quarter of 1995, the Company recorded a benefit of $1.7 million which reflected a $1.25 per share, or 10.6%, decrease in the market value of the stock since December 31, 1994.

     DEPRECIATION, DEPLETION AND OTHER AMORTIZATION ("DD&A") - DD&A declined $1.8 million, or 11.0%, to $14.9 million in 1996, primarily because of the idling of Wolf Creek Mine #4 and Old Ben Mine #11, the closing of Old Ben Mine #1, and asset write-downs at Old Ben's Mine #24 and Mine #26, all of which occurred in 1995.

     OTHER COSTS AND EXPENSES - Other costs and expenses totaled $4.1 million in 1996, an increase of $.6 million, or 17%, from the prior year. This increase is largely due to increased coal throughput at the Company's import/export terminals as explained above.

     OPERATING INCOME - Operating income, or earnings before interest and taxes, increased $2.2 million, or 14%, to $18.0 million in 1996. This increase was primarily due to a $4.0 million, or 33%, improvement in mining results, a $.7 million, or 35%, increase in nonmining income, and a partially offsetting $2.4 million increase in the charge for SAU revaluations. The increase in mining income is mainly due to a $5.4 million improvement at Wolf Creek attributable largely to higher pricing and lower costs under the restructured CP&L coal supply contract, a $2.3 million overall earnings increase in the Midwest because of higher productivity and reduced development work in Franklin County partially mitigated by productivity losses during reconfiguration of the Spartan mine and by the closing of Mine #1. These increases were partially offset by a $3.4 million earnings decline at Marrowbone caused by productivity losses during a major workforce realignment, higher costs and deferred coal shipments. The $.7 million increase in nonmining income was mainly related to higher revenues from sales of nonstrategic land assets plus higher terminal income due to increased coal throughput.

     NET INTEREST EXPENSE - Net interest expense decreased $1.9 million, or 25%, to $5.8 million in 1996. Interest on borrowings was down $1.8 million because of a reduction in the average outstanding debt. Proceeds from contract settlements with SIGECO and CP&L in 1995 were combined with operating cash flows to pay down a total of $100.3 million in long-term debt since March 31, 1995.

     INCOME TAXES (BENEFIT) - The provision for income taxes was $2.1 million in 1996, an increase of $.2 million, mainly due to higher pretax earnings and a lower effective tax rate of 17.0% in 1996 compared to 23.0% in the prior year. The lower 1996 effective income tax rate reflects the application of net operating loss carryforwards.

     WEIGHTED AVERAGE SHARES OUTSTANDING - There were 28.4 million weighted average shares outstanding in both 1996 and 1995.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     The Company has generally satisfied its working capital requirements, its capital expenditures requirements (excluding major acquisitions), its quarterly dividends, and scheduled debt repayments from its operating cash flow. The Company believes that cash generated from operations will continue to be sufficient to meet its working capital requirements, planned or anticipated capital expenditures (excluding major acquisitions), scheduled debt repayments, and other commitments. If for any reason, such as acceleration of a major mine development or adverse operating conditions, such operating cash flow is not sufficient, the Company has the capacity to borrow under its credit agreement.

     Cash flows from operating activities

     Net cash provided by operating activities, before changes in working capital, totaled $18.1 million for the first three months of 1996, a decrease of $6.1 million from 1995. This decrease largely reflects (1) 1996 SAU payments of $3.8 million, (2) a $3.0 million payment in 1996 related to settlement of a dispute with Alma Land (see Part II, Item 1., "Legal Proceedings"), (3) higher mine closing payments of $1.1 million primarily due to the closing of Old Ben Mine #1 in July 1995 and Wolf Creek Mine #4 in October 1995, and (4) a partially offsetting reduction in interest payments of $1.0 million because of lower average debt balances. The remaining $.8 million cash use is comprised of various immaterial changes.

     Net cash used by changes in working capital of $6.3 million in 1996 is primarily attributable to (1) an $8.3 million increase in other current assets related to a $7.0 million deposit made on the sale in escrow of Old Ben's assets in Indiana as further explained below, (2) a $7.1 million reduction in accounts payable-trade chiefly because of lower production levels related to the closing of one mine and the idling of two others in 1995, and (3) largely timing-related increases of $6.6 million in accounts receivable and $3.5 million in coal inventory. These uses were partially offset by timing-impacted increases of $10.9 million in accrued expenses and other current liabilities and $7.7 million in deferred revenue. The remaining $.6 million source is primarily related to the timing of payroll and benefit accruals.

     In the first quarter of 1995, net cash provided by operating activities, before working capital changes, decreased $4.9 million to $24.2 million in 1995 from $29.2 million in 1994.

     Net cash used for changes in working capital in 1995 totaled $13.6 million, mainly reflecting (1) higher inventories of $12.2 million due to reduced sales volume because of harsh winter weather in early 1995, (2) a $12.2 million timing-related decrease in accounts payable, and (3) increased accounts receivable of $7.6 million because of significant make-up shipments during the last week of March 1995. These uses were partially offset by an $18.7 million decrease in accrued expenses and other current liabilities related mainly to higher maintenance and interest accruals. The remaining use of $.3 million is comprised of various immaterial items.

     Cash flows from investing and financing activities

     Cash used for investing activities of $6.0 million and $13.1 million in the first three months of 1996 and 1995, respectively, primarily consist of capital expenditures made to maintain current production levels and improve efficiency. It is expected that the total capital expenditures for 1996 will total approximately $70.0 to $80.0 million, including $30.0 million in development capital for the new North Rochelle mine in the PRB. Cash used for financing activities during the same periods totaled $1.4 million and $6.4 million, respectively, mainly reflecting payment of dividends in both years and net repayments of long-term debt in 1995.

           CERTAIN OTHER FACTORS AFFECTING FUTURE REPORTED EARNINGS
           --------------------------------------------------------

     The Company's mining operations are subject to conditions beyond Zeigler's control which can negatively or positively affect the cost of mining at particular mines for varying lengths of time and thus can affect period to period comparisons of production costs. These conditions include weather, unexpected maintenance problems, variations in coal seam thickness, amount of overburden, rock and other natural materials, disruption of transportation services, labor problems, interruption of deliveries under coal contracts due to circumstances affecting the customer, and other conditions.

     Mine idlings and closings

     As previously explained, the Company closed Old Ben Mine #1 in Indiana in July 1995, idled Wolf Creek's Mine #4 in October 1995, and idled Old Ben Mine #11 in December 1995. Additionally, Old Ben Mine #24 completed its final panel and began reclamation in March 1996, and management plans to close Mine #26 in December 1996. The following summarizes the 1995 revenues and pretax earnings from these mines. These results are not representative of what the impact of these operating changes will be on the 1996 financial results because coal provided under certain contracts from a closed or idled mine may be provided from other sources and the costs incurred with respect to a closed or idled mine will differ significantly from costs associated with an operating mine:

                                                          1995
                                            1995    Pretax Earnings
                                          Revenues       (Loss)
                                          --------  ----------------
      Old Ben Mine #1..................... $15,338      $   391
      Wolf Creek Mine #4..................  69,703       15,569
      Old Ben Mine #11....................  32,768        5,217
      Old Ben Mine #24....................  39,777       (4,230)
      Old Ben Mine #26....................  54,041        7,362

     Force majeure at Marrowbone

     On March 15, 1996, the Company received notice from CP&L of an alleged force majeure event at the customer's Mayo plant. CP&L indicated that, because of the installation of low NO\\x\\ burners and certain other plant repairs, Marrowbone's contract shipments to the plant will be suspended under the declared force majeure until on or about June 24, 1996. Based on CP&L's indications, the Company estimates that second quarter sales of up to 400,000 tons to the Mayo plant could be affected and that, accordingly, pretax earnings could be reduced by between $3.0 million and $6.0 million. The Company is currently exploring the circumstances surrounding the stated event.

     Sale of Indiana Assets

     On February 12, 1996, the Company closed the sale of the majority of its assets in Indiana (representing a total combined book value of $13.4 million) including Old Ben Mine #1 and Mine #2, along with various other coal properties and interests, and agreed to pay $11.0 million in cash (payable over two years) to Kindill Mining, Inc. ("Kindill"). In exchange, Kindill assumed certain reclamation liabilities in Indiana amounting to $23.4 million. The sale was closed in escrow subject to Kindill receiving transfer of certain mining permits by the regulatory authorities. Completion of this transaction will not result in a material gain or loss on disposal.

     Price reopeners, contract extensions and contract expirations

     A majority of the Company's long-term coal supply contracts contain price reopener provisions. Under those provisions, the contract price is periodically adjusted upward or downward based on changes in the market price of the coal. The Company has two contracts with price reopeners that are likely to reduce 1996 revenues by approximately $6.7 million compared to 1995. The first is Pike County Coal Company's contract with Georgia Power Company to supply 1.0 million tons annually through 2010. This contract's price reopener in January 1996 reduced the price by $4.24 per ton. The second is Marrowbone's contract with Duke Power Company to supply .5 million tons per year through 2003 which had a reopener in January 1996 which reduced the price by $4.97 per ton.

     In addition to reopener provisions, many of the Company's long-term contracts contain extension options. These options permit the Company to extend contracts for an additional period if both parties reach agreement on certain terms and conditions. Triton Coal Company has exercised such an option on a contact to supply Western Farmers Electric Cooperative. This contract, which was to expire in December 1996, has been extended through December 2011 at an annual commitment of 1.5 million tons. The new sales price effective January 1, 1997 is approximately $12.00 per ton lower than the price in 1996. See the description of bankruptcy proceedings of Cajun Electric Power Cooperative, Inc. in Part II,
Item 1, "Legal Proceedings."

     The Company has a long-term contract to supply the Tennessee Valley Authority with 1.4 million tons of coal per year through December 1996. Revenues from this contract are expected to total approximately $35.0 million in 1996.

     Contract renegotiations

     The Company maintains ongoing discussions with its principle coal customers regarding the possible restructuring of coal supply agreements along mutually satisfactory lines. The outcome of these discussions and their impact, if any, on future earnings can not be reasonably determined at the present time.

     New Accounting Principles (Stock-Based Compensation)

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation," which requires adoption in 1996. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has elected not to change to the fair value method.

     Revenue estimate for 1996

     As a result of the mine closings and contract price changes discussed above, the Company expects its coal production and total revenues to be lower in 1996 compared to 1995. Based on major assumptions regarding prices, demand, production levels, and various other matters, management currently estimates that total revenues in 1996 will range between $700.0 and $750.0 million with coal sales of between 34.0 and 35.0 million tons. Because such estimates are based on many factors outside the control of management, actual 1996 revenues, and tonnage could be significantly different than the current estimates.


                          PART II - OTHER INFORMATION


                          ITEM 1.  LEGAL PROCEEDINGS


     The Company incorporates herein by reference the "Legal Proceedings" section beginning on page 19, and Note 15, beginning on page 61, of its Form 10-K dated February 27, 1996.

     Shareholder Suits - On November 8, 1994, a shareholder of the Company filed a class action suit, Barish, et al. v. Zeigler Coal Holding Co., et al., against the Company and three of its officers in U.S. District Court Southern District of Illinois. The amended complaint in the matter contains two counts and generally alleges that the Company failed to disclose material facts regarding its long-term supply contracts and related dispute with Carolina Power and Light Company (see below). The first count pleads a claim under Sections 10(b) and 20 of the Securities Act of 1934 and SEC Rule 10b-5, alleging that the Company and the individual defendants issued false and misleading public statements in the initial public offering of September 29, 1994 and in a press release on October 28, 1994. The second count pleads a claim under Sections 11 and 15 of the Securities Act of 1933 alleging that the Company made material misstatements and omissions in the registration statement issued in connection with the September 29, 1994 initial public offering. The plaintiff seeks to represent a class of all persons who purchased the common stock of Zeigler in the public offering and on the open market from September 29, 1994 to November 3, 1994. The complaint seeks damages in an unspecified amount. On March 10, 1995, a second class action suit, Greenfield v. Reilly, et al., was filed in the U.S. District Court Southern District of Illinois arising out of the same events and transactions as the Barish action. In addition to the claims asserted against the Company and certain of its officers in the Barish action, the complaint asserts claims under
Section 12(2) of the 1933 Act against the Company's lead underwriters for its 1994 initial public offering and against a purported class of all other underwriters who participated in the offering. Pursuant to the terms of an underwriting agreement, the Company may have an obligation to indemnify the underwriters for the claims asserted against them. The Company has given notice of these suits to its carrier under a Directors and Officers Insurance and Company Reimbursement Policy and a related securities offering entity coverage endorsement.

     The two suits have been consolidated and the plaintiffs have filed an amended consolidated complaint. The Company and the individual defendants will deny the allegations that they violated the federal securities laws and intend to vigorously defend these cases. The court has denied the defendants' motions to dismiss the consolidated complaint, and the case is proceeding toward trial. On March 29,

1996, the Court denied the plaintiffs' motion for certification of a plaintiff class. The Company believes it has meritorious defenses against the suit and that the ultimate resolution of the matter will have no material impact on the Company's consolidated results of operations or financial position.

     Cajun Electric Power Cooperative - On December 21, 1994, Cajun Electric Power Cooperative ("Cajun") filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Triton Coal Company has a requirements contract with Cajun through Western Fuels Association, Inc., with a term extending through the life of Big Cajun Plant No. 2. During 1995, Triton Coal Company shipped 5.8 million tons of coal to Cajun (representing 3% of total consolidated revenues), while 1994 shipments to Cajun totaled 5.5 million tons. To date, neither shipments to Cajun nor payments have been affected by the bankruptcy proceeding. The price for coal sold under this agreement is at or near the market price for this coal. The agreement provides for a price reopener effective January 1, 1998.

     An Appellate Court has affirmed a District Court's ruling that a court-appointed trustee will manage Cajun's affairs during the bankruptcy. The trustee is in the process of formulating a plan for reorganization which is scheduled to be presented to the court during the second quarter of 1996. While negotiations aimed at securing affirmation have commenced, at this time it is uncertain whether the agreement will be affirmed or rejected. In the event the agreement is rejected, it will be necessary for Triton to find other markets for this coal.

     Alma Land Company, et al. - On December 13, 1993, Alma Land Company ("Alma") and five other companies believed to be affiliated with Alma filed a complaint in Circuit Court of Pike County, Kentucky (#93-C1-1616) against three subsidiaries of the Company and ten individuals who were involved in land transactions with the subsidiaries. The plaintiff generally alleged that the defendant companies breached certain alleged oral agreements and tortiously interfered with the plaintiff's business arrangements and contractual and other property rights. This case was dismissed with prejudice pursuant to a settlement agreement among the parties. The Company believes that Shell Oil Company (Shell) is obligated to indemnify the Company against any loss (over certain minimum amounts). Shell and the Company have submitted the entire settlement amount and expenses to arbitration. Management believes that the ultimate outcome of the arbitration will have no material impact on the Company's consolidated results of operations or financial position.

     United States ex. rel. Harold M. Davis and Danny Joe Dennison v. M/G Transport Services, Inc. and M/G Transport Services, Inc. and R. & F. Coal Company - On September 10, 1993, two former employees of M/G Barge Transport Company, Inc. filed a lawsuit under the False Claims Act against M/G and R. & F. Coal Company ("R. & F.") alleging that M/G Barge deliberately dumped pollutants into rivers while transporting coal to the Tennessee Valley Authority as a subcontractor for R. & F. Further alleged are claims that M/G Barge deliberately concealed these activities and that R. & F. was aware of the violations. The U.S. False Claims Act allows individuals to bring suit on behalf of the U.S. Government and share in any recovery. R. & F. believes it has a number of defenses to avoid liability in this matter even if it is ultimately proven M/G Barge committed the acts alleged in the complaint. R. & F. believes that Shell is obligated to indemnify R. & F. against any loss (over certain minimum amounts) that R. & F. may incur as a result of plaintiffs' claims in the litigation and has given Shell notice thereof in accordance with the terms of the purchase agreement under which the Company acquired the Shell Mining companies. The Company believes the ultimate resolution of the claims in the lawsuit will have no material impact on the Company's consolidated results of operations or financial position.

     Janet Saad-Cook et al. v. Zeigler Coal Holding Company and R. & F. Coal Company- In March, 1995, plaintiff filed a lawsuit against the Company and its subsidiary, R. & F. Coal Company. The complaint includes several causes of action based on alleged actions of the defendant companies involving fraud, deceit, misrepresentation, tortious breach of contract with respect to two coal mining leases made among the plaintiffs and R. & F. Coal Company. Plaintiffs also allege the defendants' behavior violated the U.S. Racketeer Influence and Corrupt Organization ("RICO"). Plaintiffs further allege total damages in an unspecified amount. Compensatory damages are claimed to be approximately $.5 million plus interest. Punitive damages are claimed to be $25.0 million and treble damages are sought under the RICO count. The defendant companies have denied the allegations in the complaint, believe they have meritorious defenses to plaintiff's claims, and intend to defend vigorously against the claims. The Company believes that Shell is obligated to indemnify the Company against any loss (over certain minimum amounts) that the Company may incur as a result of plaintiff's claims in the litigation and has given Shell notice thereof in accordance with the terms of the purchase agreement under which the Company acquired Shell Mining companies. On March 28, 1996, the Court denied a motion made by the Company and
R. & F. to dismiss this suit. The Company believes that ultimate resolution of the claims in the lawsuit will have no material impact on the Company's consolidated results of operations or financial position.

     Other - Various lawsuits and claims, including those involving ordinary routine matters incidental to its business, to which the Company and its subsidiaries are a party, are pending, or have been asserted, against the Company. Although the outcome of these matters cannot be predicted with certainty, management believes that their disposition will not have materially adverse effects on the consolidated financial statements of the Company.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


b.   Reports on Form 8-K

     The following report on Form 8-K has been filed by the Registrant during the quarter for which this report is filed, and is incorporated herein by reference:

     Form 8-K April 9, 1996 with attached press release dated April 8, 1996 confirming proposal to purchase Cajun assets.

     _____________

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           ZEIGLER COAL HOLDING COMPANY
                                           ----------------------------
                                                  (Registrant)



                    May 3, 1996              /s/ George J. Holway
                                           ----------------------------------
                                                 George J. Holway
                                             Vice-President and Chief
                                                Financial Officer
                                            (Principal Financial Officer
                                            and duly authorized officer)