Form 10-Q/A
period 1996-03-31
ZEIGLER COAL HOLDING CO
filed 1996-06-26
CIK 925942

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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



                    June 25, 1996            /s/ George J. Holway
                                           ----------------------------------
                                                 George J. Holway
                                             Vice-President and Chief
                                                Financial Officer
                                            (Principal Financial Officer
                                            and duly authorized officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                  DESCRIPTION
- -------                -----------

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.