Form 10-Q
period 1996-06-30
ZEIGLER COAL HOLDING CO
filed 1996-08-12
CIK 925942

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [x] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 1-13298

                          ZEIGLER COAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)



    DELAWARE                                             36-3344449
(State of incorporation)                    (I.R.S. Employer Identification No.)


     50 JEROME LANE
 FAIRVIEW HEIGHTS, ILLINOIS                    62208                 (618)   394-2400
(Address of principal executive offices)    (Zip Code)        (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.   [x] Yes   [  ] No


As of August 7, 1996, a total of 28,360,816 shares of the Registrant's common stock were outstanding.

                          ZEIGLER COAL HOLDING COMPANY
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



                               TABLE OF CONTENTS

ITEM                                                                    PAGE

                                     PART I




 1    FINANCIAL STATEMENTS:

          Condensed Consolidated Statements of Operations - Three and Six
            Months Ended June 30, 1996 and 1995 .........................  2

          Condensed Consolidated Balance Sheets - June 30, 1996,
             December 31, 1995 and June 30, 1995 ........................  3

          Condensed Consolidated Statements of Cash Flows - Six Months
            Ended June 30, 1996 and 1995 ................................  5

          Notes to Condensed Consolidated Financial Statements ..........  6

 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS ...........................................  7



                                    PART II


 1    LEGAL PROCEEDINGS ...............................................  17

 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............  19

 5    OTHER INFORMATION ...............................................  19

 6    EXHIBITS AND REPORTS ON FORM 8-K ................................  21


 SIGNATURES ...........................................................  22

                         PART 1 - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS





















                             (See following pages.)

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)



                                                         Quarter Ended             Six Months Ended
                                                            June 30,                   June 30,
                                                        1996          1995         1996         1995
                                                 ---------------   ----------   ----------   ----------
                                                      (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
REVENUES:
 Coal sales ....................................         $174,120     $183,412     $347,043     $379,393
 Other revenues ................................            8,581        7,022       16,676       13,973
                                                  ---------------   ----------   ----------   ----------

Total revenues ................................           182,701      190,434      363,719      393,366
                                                  ---------------   ----------   ----------   ----------

COSTS AND EXPENSES:
 Cost of coal sales ............................          147,094      157,120      294,559      331,851
 Costs at inactive properties ..................            4,230        1,072        9,453        5,793
 Selling, general and administrative expenses ..            4,562        3,527        8,859        8,165
 Revaluation of stock appreciation units .......              606        2,150        1,327          419
 Provision for asset impairments and accelerated
  mine closings ................................                -       32,262            -       32,262
 Other costs and expenses ......................            5,047        4,944       10,397        9,784
                                                  ---------------   ----------   ----------   ----------
Total costs and expenses ......................           161,539      201,075      324,595      388,274
                                                  ---------------   ----------   ----------   ----------

OTHER INCOME:
 Proceeds from contract settlement ............                 -       45,500            -       45,500
                                                  ---------------   ----------   ----------   ----------

INCOME  BEFORE  INTEREST AND INCOME TAXES .....            21,162       34,859       39,124       50,592

INTEREST INCOME (EXPENSE):
 Interest on borrowings ........................           (5,807)      (7,166)     (11,478)     (14,674)
 Amortization of deferred financing costs ......             (209)        (206)        (418)        (423)
 Interest income ...............................              141          140          244          211
                                                  ---------------   ----------   ----------   ----------

Net interest expense ..........................            (5,875)      (7,232)     (11,652)     (14,886)
                                                  ---------------   ----------   ----------   ----------


INCOME BEFORE INCOME TAXES ....................            15,287       27,627       27,472       35,706

INCOME TAXES ..................................             2,613        6,619        4,685        8,477
                                                  ---------------   ----------   ----------   ----------

NET INCOME ....................................          $ 12,674     $ 21,008     $ 22,787     $ 27,229
                                                  ===============   ==========   ==========   ==========


Weighted average shares outstanding ...........            28,360       28,356       28,358       28,356

Net income per common share ...................          $   0.45     $   0.74     $   0.80     $   0.96





           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)



                                                              June 30,     December 31,    June 30,
                                                                1996          1995           1995
                                                                ----          ----           ----
                                                             (Unaudited)        *        (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
 Cash and cash equivalents ...............................    $  25,850    $   13,119    $   27,038
 Receivables:
   Trade accounts receivable (net of allowances of
     $2,637, $2,611 and $2,910) ..........................       68,872        67,175        77,042
   Other receivables .....................................        5,912         4,912         3,920
                                                             ----------   -----------   -----------
       Total receivables, net ............................       74,784        72,087        80,962
                                                             ----------   -----------   -----------

  Inventories:
    Coal finished goods .................................        18,235        20,050        30,804
    Coal work in process ................................         8,627         7,343        11,674
    Mine supplies .......................................        21,591        22,966        29,699
                                                             ----------   -----------   -----------
       Total inventories ................................        48,453        50,359        72,177
                                                             ----------   -----------   -----------

  Income taxes receivable ...............................         2,967             -             -
  Deferred income taxes .................................         4,847         8,357        16,904
  Other current assets ..................................         6,514         3,426         6,554
                                                             ----------   -----------   -----------
       Total current assets .............................       163,415       147,348       203,635
                                                             ----------   -----------   -----------

PROPERTY, PLANT AND EQUIPMENT:
  Land and mineral rights ................................      624,580       633,091       650,068
  Prepaid royalties ......................................       22,307        21,303        26,890
  Plant and equipment ....................................      484,453       506,976       536,953
                                                             ----------   -----------   -----------
       Total at cost .....................................    1,131,340     1,161,370     1,213,911
  Less - Accum. depreciation, depletion and amortization ..    (298,366)     (302,714)     (282,361)
                                                             ----------   -----------   -----------
       Property, plant and equipment, net .................     832,974       858,656       931,550
                                                             ----------   -----------   -----------

OTHER ASSETS:
  Prepaid pension expense ................................        7,643         9,555        11,009
  Deferred financing costs, net ..........................        2,253         2,674         3,064
  Deferred income taxes ..................................            -         2,242             -
  Other long-term assets .................................        4,134         4,766         4,650
                                                             ----------   -----------   -----------
       Total other assets ................................       14,030        19,237        18,723
                                                             ----------   -----------   -----------

TOTAL ASSETS .............................................   $1,010,419    $1,025,241    $1,153,908
                                                             ==========   ===========   ===========


* Condensed from audited financial statements.



           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)



                                                      June 30,    December 31,  June 30,
                                                        1996         1995         1995
                                                        ----         ----         ----
                                                     (Unaudited)       *       (Unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
 Accounts payable - trade ..........................  $   38,590  $   44,434   $   37,365
 Dividends payable .................................       1,418       1,418        1,418
 Income taxes payable ..............................           -       2,271        7,663
 Other taxes payable ...............................      26,067      24,291       25,772
 Accrued payroll and related benefits ..............      19,536      25,264       26,192
 Deferred revenue ..................................           -           -       20,408
 Other accrued expenses ............................      31,148      19,890       23,862
                                                      ----------  ----------   ----------
     Total current liabilities ....................      116,759     117,568      142,680
                                                      ----------  ----------   ----------
LONG-TERM DEBT ....................................      344,770     344,770      394,770
ACCRUED POSTRETIREMENT BENEFIT OBLIGATIONS ........      259,699     255,839      248,715
ACCRUED PNEUMOCONIOSIS BENEFITS ...................       48,067      49,424       71,441
ACCRUED MINE CLOSING COSTS ........................       78,813     105,676       99,822
DEFERRED INCOME TAXES .............................        7,283           -       17,192
OTHER LONG-TERM LIABILITIES:
  Accrued workers' compensation ....................      29,714      30,766       21,693
  Accrued postemployment benefits ..................      17,187      17,284       12,845
  Stock appreciation units .........................       3,862      15,075       12,388
  Other ............................................       2,769       7,353        9,598
                                                      ----------  ----------   ----------

     Total other long-term liabilities ............       53,532      70,478       56,524
                                                      ----------  ----------   ----------

COMMITMENTS AND CONTINGENCIES .....................            -           -            -
                                                      ----------  ----------   ----------

     Total liabilities ............................      908,923     943,755    1,031,144
                                                      ----------  ----------   ----------

SHAREHOLDERS' EQUITY:
 Common stock - $0.01 par value - authorized shares,
  50,000; issued and outstanding shares, 28,361 at
  June 30, 1996, and 28,356 at December 31, 1995
  and June 30, 1995 ...............................          284         283          283
 Preferred stock ...................................           -           -            -
 Capital in excess of par value ....................      72,003      71,945       71,945
 Retained earnings .................................      29,209       9,258       50,536
                                                      ----------  ----------   ----------
     Total shareholders' equity ...................      101,496      81,486      122,764
                                                      ----------  ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........   $1,010,419  $1,025,241   $1,153,908
                                                      ==========  ==========   ==========


* Condensed from audited financial statements.




           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                    1996        1995
                                                                -----------  -----------
                                                                (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...................................................    $ 22,787   $ 27,229
                                                                 ----------   --------
 Adjustments for differences between net income and cash
  flows from operating activities:
   Depreciation, depletion and amortization ...................      30,143     34,126
   Deferred income taxes ......................................      13,035     (6,097)
   Postretirement benefits ....................................       3,860       (606)
   Pneumoconiosis benefits ....................................      (1,357)       401
   Mine closing costs .........................................      (3,389)    (3,984)
   Stock appreciation units ...................................      (8,578)      (195)
   Cash paid for sale of Indiana assets .......................      (7,000)         -
   Provision for asset impairments and accelerated mine
     closings .................................................           -     32,262
   Other noncash items ........................................      (8,409)    (1,889)
   Changes in working capital components:
     (Increase) decrease in receivables .......................      (2,539)     7,037
     Decrease (increase) in inventories .......................       1,493     (8,820)
     Increase in other current assets .........................      (6,447)      (824)
     Decrease in accounts payable - trade .....................      (7,597)   (14,434)
     Increase in deferred revenue .............................           -     20,408
     (Decrease) increase in accrued expenses and other current
       liabilities ............................................        (312)    13,096
                                                                 ----------   --------
       Total (increase) decrease in working capital ...........     (15,402)    16,463
                                                                 ----------   --------
  Total adjustments to net income .............................       2,903     70,481
                                                                 ----------   --------

  Net cash provided by operating activities ...................      25,690     97,710
                                                                 ----------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment ...................     (13,016)   (30,375)
 Proceeds from sales of property, plant and equipment .........       2,835      2,244
                                                                 ----------   --------
       Net cash used in investing activities ..................     (10,181)   (28,131)
                                                                 ----------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from common stock issued under stock option plan ....          58          -
 Net repayments under revolving credit facility ...............           -    (55,000)
 Repayment of  senior secured notes ...........................           -       (288)
 Payment of dividends .........................................      (2,836)    (2,836)
                                                                 ----------   --------
     Net cash used in financing activities ....................      (2,778)   (58,124)
                                                                 ----------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................      12,731     11,455
CASH AND CASH EQUIVALENTS, BEGINNING ..........................      13,119     15,583
                                                                 ----------   --------
CASH AND CASH EQUIVALENTS, ENDING .............................    $ 25,850   $ 27,038
                                                                 ==========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest .......................................    $ 11,478   $ 13,673
 Cash paid (received) for income taxes, net of refunds ........      (3,112)     7,232



           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Zeigler Coal Holding Company and subsidiaries (the "Company") as of June 30, 1996 and 1995 and for the three and six month periods then ended, and the notes thereto, are unaudited and do not include all of the disclosures required under
generally accepted accounting principles.   However, in the opinion of
management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1995 and for the year then ended.

     The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Forward-looking information - The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which are subject to risks and uncertainties inherent in the Company's business. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein and elsewhere in documents filed with the Securities and Exchange Commission, including, without limitation, the Company's Forms 10-K and 10-Q.

     The Company's mining operations are subject to conditions beyond the Company's control which can negatively or positively affect the cost of mining at particular mines for varying lengths of time and thus can affect period to period comparisons of production costs. These conditions include weather, unexpected maintenance problems, variations in coal seam thickness, amount of overburden, rock and other natural materials, disruption of transportation services, labor problems, interruption of deliveries under coal contracts due to circumstances affecting the customer, and other conditions.


                            RESULTS OF OPERATIONS

                 THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
                     THE THREE MONTHS ENDED JUNE 30, 1995


     SUMMARY OF FINANCIAL RESULTS

     Net income for the quarter ended June 30, 1996 was $12.7 million ($.45 per share) which compares to net income of $21.0 million ($.74 per share) in the prior year's second quarter. These results included the following items:

1. Stock appreciation units - The quarterly revaluation of the liability for stock appreciation units ("SAU's") to the current market value of the Company's common stock reduced 1996 and 1995 after-tax earnings by $.4 million ($.01 per share) and $1.6 million ($.06 per share), respectively.

2. Net settlement gain - The 1995 results included a $9.9 million ($.35 per share) net gain on settlement of a contract dispute with Southern Indiana Gas and Electric Company (SIGECO) as more fully discussed in the Company's Form 10-K for the fiscal year ended December 31, 1995.

Excluding the SAU revaluations in both years and the net settlement gain in 1995, net income was $13.1 million ($.46 per share) in 1996, an increase of $.4 million ($.01 per share), or 3.1%, in comparison to the prior year's second quarter net income of $12.7 million ($.45 per share). The main factors for this increase include significantly lower costs at Old Ben's Franklin County operations in Illinois, higher profit margins on sales to Carolina Power & Light Company ("CP&L") under a restructured coal supply contract (as more fully discussed in the Company's 1995 Form 10-K), reduced interest costs, a lower effective tax rate, and higher nonmining income. These improvements were partially offset by delivery interruptions and higher costs at Marrowbone Development Company in West Virginia, decreased earnings and higher holding costs associated with the idling or closing of four mines, and increased corporate selling, general and administrative expenses.

     SIGNIFICANT EVENTS

     FORCE MAJEURE AT MARROWBONE - CP&L declared a force majeure and suspended Marrowbone's contract shipments to the customer's Mayo utility plant while it installed low NOx burners and made certain other plant repairs. The suspension lasted from March 15, 1996 through June 21, 1996 and affected .3 million tons of scheduled shipments during the second quarter. The Company partially mitigated the impact of the suspension by selling over half of the missed tons on the spot market at price levels significantly below CP&L contract prices. A large portion of the remaining tons were placed on other lower-priced contracts. The suspension is estimated to have reduced second quarter net income by approximately $2.4 million ($.08 per share). In July 1996, Marrowbone's coal supply agreement with CP&L was revised and restated (see "Certain Other Factors Affecting Future Reported Earnings -- Contract renegotiations" below). Under terms of the revised and restated agreement, Marrowbone agreed that it would not further contest CP&L's force majeure claim and would accept in settlement $3.45 per ton on all contract tons missed during the suspension. This settlement has been reflected in the accompanying financial statements in Part 1, Item 1 above.

     SALE OF INDIANA ASSETS - On February 12, 1996, Old Ben Coal Company closed the sale of a majority of its assets in Indiana to Kindill Mining, Inc. ("Kindill"). These assets had a combined book value of $13.4 million and included Old Ben Mine #1 and Old Ben Mine #2, along with various other coal properties and interests. The Company also agreed to make cash payments to Kindill of $7.0 million in 1996 and $4.0 million (subject to certain adjustments) in 1997. In exchange, Kindill assumed the associated reclamation liabilities, estimated at approximately $23.4 million. This sale was completed on April 30, 1996 after Kindill secured the required mining permits. The sale
of these assets did not have a material effect on current income.   However,
the transaction may have a positive impact on the Company's future cash flows primarily as a result of lower reclamation expenditures.

     SIGNIFICANT VARIANCES

     COAL SALES - Coal sales were $174.1 million in 1996, a decrease of $ 9.3 million, or 5.1%, in comparison with the second quarter of 1995. Approximately 70% of the decrease was due to reduced sales volume and 30% was the result of a lower average sales price.

     Sales volume, including purchased and brokered coal, decreased .3 million tons, or 3.5%, to 8.4 million tons in 1996. Sales of produced coal decreased
 .9 million tons, or 10.3%, to 7.7 million tons in 1996 while purchased and brokered sales volume increased .6 million tons, or over 400%, to .7 million tons in 1996.

     The .3 million ton total volume decrease in 1996 was primarily caused by a .5 million ton decline related to the closing or idling of mines, partially offset by a .2 million ton increase at the Company's active locations, primarily in Central Appalachia. The July 1995 closing of Old Ben's Mine #1 in Indiana, following termination of a coal supply contract with SIGECO, lowered 1996 sales volume by .3 million tons. The closing of Old Ben's Mine #24 in Franklin County, Illinois in March 1996, primarily due to weak market conditions, was responsible for a .1 million ton decrease in 1996. The December 1995 idling of Old Ben's Mine #11 reduced total 1996 sales volume in
Randolph County, Illinois by .1 million tons.   The volume of produced coal
sales at the high-cost Wolf Creek Collieries Mine #4 in Eastern Kentucky, idled in October 1995, was down .3 million tons in the second quarter of 1996 but was offset by a .4 million ton increase in coal purchased from outside producers to supply the restructured CP&L contract.

     Sales prices averaged $20.67 per ton in the second quarter of 1996, a decrease of $.33 per ton, or 1.6%, in comparison with 1995. The decrease is primarily attributable to the CP&L suspension at Marrowbone, the timing of payments for coal in 1996 under the restructured CP&L contract at Wolf Creek, a contract price reopener at Pike County Coal Corporation in Eastern Kentucky, and a partially offsetting reduction in the volume of low-priced spot sales at Franklin and Randolph Counties in Illinois.


- -    Midwest - The average sales price increased $1.14 per ton, or 5.7%, to
     $21.02 in 1996, largely due to a .7 million ton reduction in lower-priced spot sales volume at Randolph and Franklin Counties in Illinois, primarily related to the closing of Old Ben Mine #24 and the idling of Old Ben Mine #11, and lower quality penalties on the contract with the Tennessee Valley Authority ("TVA"). These gains were partially offset by a $.50 per ton reduction in the contract price to Tampa Electric Company and the termination of the higher-priced SIGECO contract in Indiana.

- -    Central Appalachia - The average sales price decreased $2.03 per ton, or
     6.0%, to $31.53 in 1996, primarily due to suspended contract shipments from Marrowbone to CP&L, as explained above, the timing of payments for coal in 1996 as part of the settlement and restructuring of Wolf Creek's long-term contract with CP&L, a scheduled price reopener on Pike County's
     1.0 million tons per year contract with Georgia Power Company (the price was reduced $4.24 per ton), lower prices for metallurgical grade coal at Old Ben Mine #20 in West Virginia, and a scheduled price reopener on Marrowbone's .5 million tons per year contract with Duke Power Company (the price was reduced $4.97 per ton).

- -    Powder River Basin ("PRB") - The average sales price increased $.18 per ton, or 3.5%, to $5.36 per ton in 1996, mainly because of higher volume and prices on a long-term contract with Western Farmers Electric Cooperative. These gains were partially offset by a lower average price on remaining tons due to a downward trend in PRB spot market prices.

     OTHER REVENUES - Other revenues include throughput fees at the Company's import/export terminals, coal leaseouts to other parties, farm and timber sales, and gains on asset sales. Other revenues increased $1.6 million, or 22.2%, to $8.6 million in 1996. This improvement was largely due to higher revenues from sales of nonstrategic land assets in Indiana, further growth in farm and timber sales, particularly in West Virginia, and increased terminal revenues attributable to higher European imports of U.S. coal.

     COST OF COAL SALES - The cost of coal sales was $147.1 million in 1996, a decrease of $10.0 million, or 6.4%, in comparison with 1995. Approximately 45% of the decrease was due to lower average unit costs and the remaining 55% was the result of the 3.5% decline in sales volume described above. The average cost of sales per ton was $17.46 per ton in 1996, a decrease of $.53 per ton, or 2.9%, in comparison with 1995. Factors responsible for this decrease include substantial cost savings from idling the Wolf Creek mine and buying coal from other producers to supply the restructured CP&L contract, sharply lower costs at Old Ben Mine #24 and Old Ben Mine #26 in 1996, and higher productivity at Evergreen Mining Company in West Virginia. These gains were partially offset by cost increases at both Marrowbone and Randolph County.


- -    Midwest - The average cost of sales decreased $1.94 per ton, or 10.3%, to $16.94 per ton in 1996, primarily as a result of exceptionally low productivity and high unit operating costs at Old Ben Mine #24 during the second quarter of 1995, higher productivity at Old Ben Mine #26 in 1996, and a partially offsetting cost increase at the Old Ben Spartan mine in Randolph County, Illinois. During the second quarter of 1995, Old Ben Mine #24 lost several production days because of a longwall move, a roof fall and flooding. The mine suffered further losses due to a fire in the raw coal stockpile. Also, yields were much lower than normal because of a thin coal seam and hard coal. As explained above, Old Ben Mine #24 was closed in March 1996. However, during the second quarter of 1996, the mine sold .3 million tons out of its remaining inventory stockpiles at an average of $10.45 per ton less than the unit cost of sales in 1995. Other factors for the Midwestern unit cost improvement include minimal development costs in 1996 at Old Ben Mine #26 while completing its final longwall panels before closing in December 1996. The gains at Old Ben Mine #24 and Old Ben Mine #26 were partially offset by higher costs at the Old Ben Spartan mine. This increase was mainly attributable to higher workers' compensation costs related to a fatal accident in April, higher royalty rates on the current tracts, and accelerated depreciation charges due to a shortened mine life. Also, Spartan absorbed fixed preparation plant costs in 1996 that were partially allocated to the idled Old Ben Mine #11 in 1995. Management is currently evaluating whether to close the Spartan Mine in December 1996 and concurrently reopen Old Ben Mine #11.
     As of the date of filing this Form 10-Q, no decision has been made.

- -    Central Appalachia - The average cost of sales decreased $.33 per ton, or
     1.2%, to $26.96 per ton in 1996. This decrease primarily reflects lower costs of supplying the restructured CP&L contract and a partially offsetting cost increase at Marrowbone. In 1996, the Company supplied to CP&L .4 million tons of coal purchased from other producers in Central Appalachia at an average cost that was approximately $13.00 per ton less than the cost of produced coal supplied on the contract by the Wolf Creek mine in the second quarter of 1995. Unit costs at Marrowbone increased $3.35 per ton in 1996 largely due to adverse roof conditions and in-seam rock, higher maintenance costs, an increase in the state workers' compensation rate, higher depreciation charges related to new capital projects, and increased overhead costs. Unit production costs decreased $1.81 per ton at Evergreen Mining Company in West Virginia primarily as a result of further productivity gains. Average unit costs at Old Ben Mine #20 in West Virginia increased $1.97 per ton due to thinning coal seams and lower yields.

- -    Powder River Basin - The average cost of sales increased $.16 per ton, or
     3.5%, to $4.76 per ton in 1996, chiefly due to a 1995 actuarial reduction in the postretirement benefit liability, increased 1996 sales taxes and royalties associated with a higher average selling price, and a partially offsetting productivity increase in 1996.


     COSTS AT INACTIVE PROPERTIES - Costs at inactive properties include insurance, utilities, property taxes and security costs. These costs increased $3.2 million, or almost 300%, to $4.2 million in 1996. This increase resulted from idling or closing four mines since the second quarter of 1995. The largest increases included $1.3 million at Wolf Creek, $1.0 million at Old Ben Mine #24, $.6 million at Old Ben Mine #11, and $.4 million at Old Ben Mine #1.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - Corporate SG&A expenses increased $1.0 million, or 29.3%, to $4.6 million in 1996. Most of the increase is attributable to higher insurance, legal and audit costs, expanded business development activities, increased travel costs for customer meetings, and higher spending for training and education.

     REVALUATION OF STOCK APPRECIATION UNITS - The Company recorded a $.6 million pretax charge on revaluation of the liability for SAUs as of June 30, 1996 which resulted from a $1.50 per share, or 10.3%, increase in the market price of the Company's common stock since March 31, 1996. For the second quarter of 1995, the Company recorded a charge of $2.2 million.

     PROVISION FOR ASSET IMPAIRMENTS AND ACCELERATED MINE CLOSINGS - In the second quarter of 1995, the Company settled a contract dispute with SIGECO by accepting a $45.5 million lump sum payment from the customer. The coal supply contract with SIGECO was terminated and Old Ben Mine #1 in Indiana was closed. As a result of the closing, the carrying amount of the mine and certain related properties supporting the SIGECO contract were reduced to their net realizable values. In connection with the closing, the Company recorded a charge to earnings of $32.3 million consisting of asset write-downs totaling $15.8 million and accelerated mine closing and reclamation liabilities of $16.5 million. The net result of the settlement and early mine closing was a pretax earnings increase of $13.2 million, or $9.9 million after taxes.

     OTHER COSTS AND EXPENSES - Other costs and expenses increased $.1 million, or 2.1%, to $5.0 million in 1996. This change primarily reflects higher coal throughput at the Company's import/export terminals as a result of increased European imports of U.S. coal.

     PROCEEDS FROM CONTRACT SETTLEMENT - As part of the contract settlement with SIGECO, the coal supply contract with SIGECO was terminated three years ahead of schedule and, in return, the Company received cash payments from the customer totaling $45.5 million.

     OPERATING INCOME - Operating income, or earnings before interest and taxes, decreased $13.7 million, or 39.3%, to $21.2 million in 1996. However, excluding the impact in both years of the revaluation of the liability for stock appreciation units and the effects in 1995 of the SIGECO contract settlement and related write-downs at Old Ben Mine #1, operating income was $21.8 million for the second quarter of 1996, a decrease of $2.0 million, or 8.4%, in comparison to 1995. This decrease was mainly due to a $6.1 million earnings decline at Marrowbone resulting from the CP&L suspension ($4.1 million), temporary deferral of certain Georgia Power Company contract shipments ($.5 million), the scheduled price reopener on the Duke Power Company contract ($.4 million), and higher production costs chiefly related to poor mining conditions ($1.3 million). Other contributing factors included increased costs at inactive properties of $3.2 million, a $1.3 million reduction in earnings at the closed Old Ben Mine #1 and a $.9 million reduction at the idled Old Ben Mine #11, a $1.1 million earnings decrease at Mine #20 related to lower prices and higher costs, reduced earnings at Pike County of $1.0 million due to the Georgia Power Company contract price reopener, and a $1.0 million increase in corporate SG&A expenses. These factors were partially offset by a $7.9 million earnings improvement at the Company's operations in Franklin County, Illinois because of abnormally high costs in 1995 and less development work in 1996, a $2.2 million earnings gain resulting from the lower costs of supplying the restructured CP&L contract, and a $1.4 million increase in nonmining income primarily related to asset sales and higher terminal fees.

     NET INTEREST EXPENSE - Net interest expense decreased $1.4 million, or
18.8%, to $5.9 million in 1996.   Interest on borrowings was down $1.4 million
because of a $50.0 million reduction in long-term debt since June 30, 1995. That reduction reflected the use of 1995 SIGECO and CP&L settlement proceeds in addition to strong operating cash flows.

     INCOME TAXES - The provision for income taxes was $2.6 million in 1996, a decrease of $4.0 million, mainly due to lower pretax earnings and a lower
effective tax rate of 17.0% in 1996 compared to 23.0% in 1995.   The lower 1996
effective income tax rate primarily reflects the application of net operating loss carryforwards.

     WEIGHTED AVERAGE SHARES OUTSTANDING - There were 28.4 million weighted average shares outstanding in both 1996 and 1995.


                  SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
                      THE SIX MONTHS ENDED JUNE 30, 1995


     SUMMARY OF FINANCIAL RESULTS

     Net income for the six months ended June 30, 1996 was $22.8 million ($.80 per share) which compares to $27.2 million ($.96 per share) in the corresponding period of 1995. However, these results included the following items:

1. Stock appreciation units - The quarterly revaluations of the liability for SAU's to the current market value of the Company's common stock reduced 1996 and 1995 after-tax earnings by $1.0 million ($.04 per share) and $.3 million ($.01 per share), respectively.

2. Net settlement gain - The 1995 results included a $9.9 million net gain ($.35 per share) on settlement of a contract dispute with SIGECO.

Excluding the SAU revaluations in both years and the net settlement gain in 1995, net income was $23.8 million ($.84 per share) in 1996, an increase of $6.2 million ($.22 per share), or 35.2%, in comparison to the prior year's net income for the same period of $17.6 million ($.62 per share). The main factors for this increase include significantly lower costs at Old Ben's Franklin County operations in Illinois, higher profit margins on sales to CP&L under the restructured coal supply contract, reduced interest costs, a lower effective tax rate, and higher nonmining income. These improvements were partially offset by delivery interruptions and higher costs at Marrowbone, decreased earnings and higher holding costs associated with the idling or closing of four mines, increased postretirement benefit costs, and a price reduction on a major Pike County coal supply contract.

     SIGNIFICANT EVENTS

     FORCE MAJEURE AT MARROWBONE - CP&L declared a force majeure and suspended Marrowbone's contract shipments to the customer's Mayo utility plant while it installed low NOx burners and made certain other plant repairs. The suspension lasted from March 15, 1996 through June 21, 1996 and affected .4 million tons during the period. The Company partially mitigated the impact of the suspension by selling over half of the missed tons on the spot market at price levels significantly below CP&L contract prices. A large portion of the remaining tons were placed on other lower-priced contracts. The suspension is estimated to have reduced net income by approximately $2.6 million ($.09 per share) during the period. In July 1996, Marrowbone's coal supply agreement with CP&L was revised and restated (see "Certain Other Factors Affecting Future Reported Earnings - Contract renegotiations" below). Under terms of the revised and restated agreement, Marrowbone agreed that it would not further contest CP&L's force majeure claim and would accept in settlement $3.45 per ton on all contract tons missed during the suspension. This settlement has been reflected in the accompanying financial statements in Part 1, Item 1 above.

     SALE OF INDIANA ASSETS - On February 12, 1996, Old Ben closed the sale of a majority of its assets in Indiana to Kindill. These assets had a combined book value of $13.4 million and included Old Ben Mine #1 and Old Ben Mine #2, along with various other coal properties and interests. The Company also agreed to make cash payments to Kindill of $7.0 million in 1996 and $4.0 million (subject to certain adjustments) in 1997. In exchange, Kindill assumed the associated reclamation liabilities, estimated at approximately $23.4 million. This sale was completed on April 30, 1996, after Kindill secured the required mining permits. The sale of these assets did not have a material effect on current income. However, the transaction may have a positive impact on the Company's future cash flows primarily as a result of lower reclamation expenditures.

     SIGNIFICANT VARIANCES

     COAL SALES - Coal sales were $347.0 million in 1996, a decrease of $32.4 million, or 8.5%, in comparison with the first six months of 1995. Approximately 50% of this decrease was due to reduced sales volume and 50% was the result of a lower average sales price.

     Sales volume, including purchased and brokered coal, decreased .8 million tons, or 4.5%, to 17.4 million tons in 1996. Sales of produced coal decreased
1.5 million tons, or 8.7%, to 16.2 million tons in 1996, while purchased and brokered sales volume increased .7 million tons, or almost 140%, to 1.2 million tons.

     The .8 million ton total volume decrease in 1996 was primarily caused by a
1.3 million ton decline related to the closing or idling of mines (see following paragraph), and a .3 million decrease at Evergreen because of lower contract exports. These deficits were partially offset by a .6 million ton increase in spot sale volume to an individual customer at Triton Coal Company's Buckskin mine in Wyoming and a .2 million ton increase at Old Ben Mine #20 because of heavier exports to Europe.

     Idled or closed operations reduced 1996 sales volume by .6 million tons at Old Ben Mine #1, .4 million tons at Old Ben Mine #11, .2 million tons at Old Ben Mine #24, and .1 million tons at Wolf Creek Mine #4.

     Sales prices averaged $19.89 in 1996, a decrease of $.89 per ton, or 4.3%, in comparison with 1995. This decrease is primarily attributable to a contract price reopener at Pike County, lower fixed coal payments under the restructured CP&L contract, the suspended deliveries of CP&L contract coal at Marrowbone, and the lower-priced PRB's increased share of the total sales volume. These factors were partially offset by decreased volume of lower-priced spot sales at Franklin County and Randolph County in Illinois.


- -    Midwest - The average sales price increased $.47 per ton, or 2.3%, to
     $20.71 in 1996, largely due to a significant reduction in spot volume, related to the closing of Old Ben Mine #24 and the idling of Old Ben Mine #11, plus lower quality penalties and higher volume on the TVA contract. These gains were partially offset by a $.50 per ton reduction in the contract price to Tampa Electric Company and termination of the higher-priced SIGECO contract in Indiana.

- -    Central Appalachia - The average sales price decreased $.76 per ton, or
     2.3%, to $32.34 in 1996, primarily due to a price reopener on Pike County's 1.0 million tons per year contract with Georgia Power Company (the price was reduced $4.24 per ton), lower fixed coal payments in 1996 as part of the settlement and restructuring of Wolf Creek's long-term contract with CP&L, suspended contract shipments from Marrowbone to CP&L, as explained above, deferral of .1 million tons of contract shipments from Marrowbone to Georgia Power Company because of temporary transportation problems, and a price reopener on Marrowbone's .5 million tons per year contract with Duke Power Company (the price was reduced $4.97 per ton).

- -    Powder River Basin - The average sales price declined $.04 per ton, or
     1.0%, to $5.17 in 1996, mainly because of increased spot sales partially offset by higher volume and prices on a long-term contract with Western Farmers Electric Cooperative.


     OTHER REVENUES - Other revenues include throughput fees at the Company's import/export terminals, coal leaseouts to other parties, farm and timber sales, and gains on asset sales. Other revenues increased $2.7 million, or 19.3%, to $16.7 million in 1996. This improvement was largely due to higher revenues from sales of nonstrategic land assets in Indiana, increased terminal revenues attributable to higher European imports of U.S. coal, and further growth in farm and timber sales.

     COST OF COAL SALES - The cost of coal sales was $294.6 million in 1996, a decrease of $37.3 million, or 11.2%, in comparison with 1995. Approximately 60% of this decrease was due to lower average unit costs while the remainder was primarily attributable to reduced sales volume, including a small portion related to the lower-cost PRB's increased share of total sales volume. The average cost per ton was $16.88 per ton in 1996, a decrease of $1.29 per ton, or 7.1%, in comparison with 1995. Factors responsible for this decrease include substantial cost savings from idling the Wolf Creek mine and buying coal from other producers to supply the restructured CP&L contract, and sharply lower costs at Old Ben Mine #24 and Old Ben Mine #26. These gains were partially offset by higher costs at both Marrowbone and Randolph County.


- -    Midwest - The average cost of sales decreased $1.60 per ton, or 8.5%, to
     $17.27 per ton in 1996, primarily as a result of exceptionally low productivity and high unit operating costs in 1995 at Old Ben Mine #24. During the first six months of 1995, Mine #24 lost several production days because of a longwall move, a roof fall, and flooding. The mine suffered further losses due to a fire in the raw coal stockpile. Also, yields were much lower than normal because of a thin coal seam and hard coal. These events were not repeated in 1996. In addition, development, maintenance and supply costs in the fourth quarter of 1995 and the first quarter of 1996 were reduced to a minimum in anticipation of the mine's scheduled closing in March 1996. Other factors for the Midwestern unit cost improvement include minimal development costs in 1996 at Old Ben Mine #26 while completing its final longwall panel before closing in December 1996. The gains at Old Ben Mine #24 and Old Ben Mine #26 were partially offset by higher costs at the Old Ben Spartan mine. This increase was mainly attributable to higher workers' compensation costs related to a fatal accident in April, higher royalty rates on the current tracts, and accelerated depreciation charges due to a shortened mine life. Also, Spartan absorbed fixed preparation plant costs in 1996 that were partially allocated to the idled Old Ben Mine #11 in 1995. Management is currently evaluating whether to close the Spartan mine in December 1996 and concurrently reopen Old Ben Mine #11. As of the date of filing this Form 10-Q, no decision has been made.

- -    Central Appalachia - The average cost of sales decreased $.49 per ton, or
     1.7%, to $27.53 per ton in 1996. This decrease primarily reflects lower costs of supplying the restructured CP&L contract and a partially offsetting cost increase at Marrowbone. In 1996, the Company supplied to CP&L .8 million tons of coal that had been purchased from other producers in Central Appalachia at an average cost that was approximately $14.00 per ton less than the cost of produced coal supplied on the contract in 1995 by the idled Wolf Creek mine. Unit costs at Marrowbone increased $3.57 per ton in 1996 chiefly due to adverse roof conditions and in-seam rock, higher maintenance costs, an increase in the state workers' compensation rate, higher depreciation charges related to new capital projects, increased postretirement benefit costs, and higher overhead expenses.

- -    Powder River Basin - The average cost of sales decreased $.07 per ton, or
     1.5%, to $4.52 per ton in 1996,  chiefly due to higher productivity.


     COSTS AT INACTIVE PROPERTIES - Costs at inactive properties include insurance, utilities, property taxes and security costs. These costs increased $3.7 million, or 63.2%, to $9.5 million in 1996. This increase resulted from idling or closing four mines since the second quarter of 1995. The largest increases include $2.7 million at Wolf Creek Mine #4, $1.4 million at Old Ben Mine #1, $ 1.3 million at Old Ben Mine #24, and $1.2 million at Old Ben Mine #11. These increases were partially offset by lower costs at several other inactive locations, primarily at Old Ben properties in Indiana and Illinois.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Corporate SG&A expenses increased $.7 million, or 8.5%, to $8.9 million in 1996. Most of the 1996 increase is attributable to higher consulting, audit, and insurance costs, expanded business development activities, and increased travel costs for customer meetings.

     REVALUATION OF STOCK APPRECIATION UNITS - The Company recorded pretax charges for the liability for stock appreciation units totaling $1.3 million during the first six months of 1996, which resulted from a $2.13 per share, or 15.3%, increase in the market price of the Company's common stock since December 31, 1995. The Company recorded charges totaling $.4 million during the first six months of 1995.

     PROVISION FOR ASSET IMPAIRMENTS AND ACCELERATED MINE CLOSINGS - In the second quarter of 1995, the Company settled a contract dispute with SIGECO by accepting a $45.5 million lump sum payment from the customer. The coal supply contract with SIGECO was terminated and Old Ben Mine #1 in Indiana was closed. As a result of the closing, the carrying amount of the mine and certain related properties supporting the SIGECO contract were reduced to their net realizable values. In connection with the closing, the Company recorded a charge to earnings of $32.3 million consisting of asset write-downs totaling $15.8 million and accelerated mine closing and reclamation liabilities of $16.5 million. The net result of the settlement and early mine closing was a pretax earnings increase of $13.2 million, or $9.9 million after taxes.

     OTHER COSTS AND EXPENSES - Other costs and expenses increased $.6 million, or 6.2% to $10.4 million in 1996. This increase primarily reflects increased coal throughput at the Company's import/export terminals.

     PROCEEDS FROM CONTRACT SETTLEMENT - As part of the contract settlement with SIGECO, the coal supply contract with SIGECO was terminated three years ahead of schedule and, in return, the Company received cash payments from the customer totaling $45.5 million.

     OPERATING INCOME - Operating income, or earnings before interest and taxes, was $39.1 million in 1996, a decrease of $11.5 million, or 22.6%, in comparison with 1995. However, excluding the impact in both years of the revaluation of stock appreciation units and the effects in 1995 of the SIGECO contract settlement and related asset impairments, 1996 operating income was $40.4 million, an increase of $2.6 million, or 6.9%, in comparison with 1995. This increase was mainly due to an $11.0 million earnings improvement at Old Ben's operations in Franklin County, Illinois chiefly because of exceptionally low productivity and high costs in 1995 at Old Ben Mine #24 in addition to minimal 1996 development costs at Old Ben Mine #24 and Old Ben Mine #26, a $2.2 million earnings gain from reduced costs of supplying the restructured CP&L contract, and a $2.1 million increase in nonmining income primarily related to asset sales and higher terminal fees. These factors were partially offset by a $10.0 million earnings decrease at Marrowbone mainly due to the CP&L suspension ($4.1 million), temporary deferral of Georgia Power Company shipments ($1.2 million), the Duke Power Company contract price reopener ($.5 million), and higher costs primarily related to poor mining conditions ($4.2 million). Other contributing factors included increased costs at inactive properties of $3.7 million and the $1.5 million negative impact of the Georgia Power Company contract price reopener at Pike County.

     NET INTEREST EXPENSE - Net interest expense decreased $3.2 million, or 21.7%, to $11.7 million in 1996. Interest on borrowings was down $3.2 million because of a $50.0 million reduction in long-term debt since June 30, 1995. That reduction resulted from the use of SIGECO and CP&L contract settlement proceeds in 1995 in addition to strong operating cash flows.

     INCOME TAXES - The provision for income taxes was $4.7 million in 1996, a decrease of $3.8 million, mainly due to lower pretax earnings and a lower
effective tax rate of 17.0% in 1996 compared to 23.0% in 1995.   The lower 1996
effective income tax rate reflects the application of net operating loss carryforwards.

     WEIGHTED AVERAGE SHARES OUTSTANDING - There were 28.4 million weighted average shares outstanding in both 1996 and 1995.


                       LIQUIDITY AND CAPITAL RESOURCES

     The Company has generally satisfied its working capital requirements, its capital expenditures requirements (excluding major acquisitions), its quarterly dividends, and scheduled debt repayments from its operating cash flow. The Company believes that cash generated from operations will continue to be sufficient to meet its working capital requirements, planned or anticipated capital expenditures (excluding major acquisitions), scheduled debt repayments, and other commitments. If for any reason, such as acceleration of a major mine development or adverse operating conditions, such operating cash flow is not sufficient, the Company has the capacity to borrow under its credit agreement. A major acquisition may require alternative financing including, without limitation, refinancing of certain of the Company's existing debt, new credit financing, and the sale of additional capital stock.

     Cash flows from operating activities

     Net cash provided by operating activities, before changes in working capital, for the first six months of 1996 was $41.1 million, a decrease of $40.2 million, or 49.5%, in comparison with 1995. This decrease was primarily attributable to the nonrecurring $45.5 million net proceeds received from the SIGECO settlement in 1995, higher 1996 SAU payments of $9.3 million (of which $9.2 million represented payments on SAU's that became fully vested in 1996), a $7.0 million payment in 1996 on the sale of Old Ben's assets in Indiana, and a $3.0 million payment in 1996 related to a dispute settlement (see "Part II, Item 5. Legal Proceedings - Alma Land Company, et al."). These decreases were partially offset by a $10.3 million reduction in income tax payments attributable to lower pretax earnings and use of tax loss carryforwards, a $2.2 million decrease in interest payments because of lower debt balances, a $1.1 million reduction in mine closing payments primarily related to the sale of most of Old Ben's properties in Indiana, and an $8.8 million noncash reduction in the deferred income tax asset. The remaining $2.2 million cash increase consists of various individually immaterial items.

     Net cash used by changes in working capital of $15.4 million in 1996 is primarily attributable to a $7.6 million reduction in accounts payable - trade chiefly due to lower production caused by idling or closing four mines, a $6.4 million increase in current assets mainly related to annual payments of insurance premiums and an increase in income taxes receivable, and a timing-related $2.5 million increase in accounts receivable. These cash uses were partially offset by a $1.5 million decrease in inventories primarily attributable to the idling of Old Ben Mine #24. The remaining $.4 million cash use consists of various individually immaterial items.

     In the first half of 1995, net cash provided by operating activities, before changes in working capital, increased $15.2 million, or 22.7%, to $82.1 million in 1995, primarily reflecting net proceeds received from the SIGECO settlement, partially offset by reduced coal sales volume and higher costs. The net cash provided by changes in working capital of $16.5 million in 1995 includes a $20.4 million increase in deferred revenue related to the CP&L settlement, a $13.1 million timing-related increase in accrued expenses and other current liabilities, and a $7.0 million decrease in receivables due to
lower average daily sales.   The partially offsetting uses of cash for changes
in working capital include an $8.8 million increase in inventories due to lower sales and a $14.4 million decrease in accounts payable - trade which reflects reduced production. The remaining $.8 million cash use consists of various individually immaterial items.

     Cash flows from investing and financing activities

     Cash used for investing activities of $10.2 million and $28.1 million in the first six months of 1996 and 1995, respectively, primarily consisted of capital expenditures for maintaining current production levels and improving efficiency. Capital expenditures for 1996 are expected to total between $40.0 to $50.0 million, excluding $30.0 million of planned development capital for the new North Rochelle mine in the PRB (see "Part II, Item 5. Other Information
- - North Rochelle").

     Cash used for financing activities during the first six months of 1996 and 1995 totaled $2.8 million and $58.1 million, respectively. These amounts represent dividend payments in both years and net repayments of long-term debt in 1995.


           CERTAIN OTHER FACTORS AFFECTING FUTURE REPORTED EARNINGS

     Mine idlings and closings

     As previously explained, the Company closed Old Ben Mine #1 in Indiana in July 1995, idled Wolf Creek's Mine #4 in October 1995, idled Old Ben Mine #11 in December 1995, and closed Old Ben Mine #24 in March 1996. Management plans to close Old Ben Mine #26 in December 1996 and is evaluating whether to close the Old Ben Spartan mine in December 1996 (approximately 6 months prior to exhausting all of the coal reserves) while concurrently reopening Old Ben Mine #11. The following summarizes the 1995 revenues and pretax earnings from these mines. These results are not representative of what the impact of these operating changes will be on the 1996 financial results because coal provided under certain contracts from a closed or idled mine may be provided from other sources and the costs incurred with respect to a closed or idled mine will differ significantly from costs associated with an operating mine:

                                                              1995
                                              1995       Pretax Earnings
                                            Revenues         (Loss)
                                            --------     ---------------
     Old Ben Mine #1 .....................   $15,338          $  391
     Wolf Creek Mine #4 ..................    69,703          15,569
     Old Ben Mine #11 ....................    32,768           5,217
     Old Ben Mine #24 ....................    39,777          (4,230)
     Old Ben Mine #26 ....................    54,041           7,362
     Old Ben Spartan .....................    30,209           3,043


     Contract extensions and contract expirations

     Many of the Company's long-term contracts contain extension options.
These options permit the Company to extend contracts for an additional period if both parties reach agreement on certain terms and conditions. Triton Coal Company has effectively exercised such an option on a contact to supply Western Farmers Electric Cooperative ("Western Farmers"). The old contract, which was to expire in December 1996, was replaced with a new contract that extends through December 2011 at an annual commitment of 1.5 million tons. The new sales price effective January 1, 1997 is approximately $10.00 per ton lower than the price in 1996. Under the new contract, the coal is to be sourced from Triton's North Rochelle mine in Wyoming provided the mine is producing coal on or before January 1, 1999. Prior to that date, the coal can be supplied from Triton's Buckskin mine if Western Farmers takes delivery on the Burlington Northern Railroad. For 1997, the customer has elected to take delivery from the Union Pacific Railroad.

     The Company has a long-term contract to supply the Tennessee Valley Authority with 1.4 million tons of coal per year through December 1996. Revenues from this contract are expected to total approximately $35.0 million in 1996.

     Contract renegotiations

     The Company maintains ongoing discussions with its principal coal customers regarding the possible restructuring of coal supply agreements along
mutually satisfactory lines.   The outcome of these discussions and their
impact, if any, on future earnings cannot be reasonably determined at the present time.

     Carolina Power & Light Company - In July 1996, Marrowbone and CP&L revised and restated their coal supply agreement, as reported in the Company's Current Report on Form 8-K dated July 22, 1996 and filed with the Securities and Exchange Commission on August 6, 1996. In addition, CP&L entered into a new agreement with Franklin Coal Sales Company, the Company's sales and marketing subsidiary. The revised agreement and the new agreement run through 2006 and provide for additional business opportunities, quality and sourcing flexibility, and a problem-solving mechanism to resolve quality variations.

     New accounting principles (stock-based compensation)

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation," which requires adoption in 1996. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. However, companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements the pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has elected not to change to the fair value method.

     Revenue estimate for 1996

     As a result of the mine closings and contract price changes discussed above, the Company expects its coal production and total revenues to be lower in 1996 compared to 1995. Based on several key assumptions regarding prices, demand, production levels, contract renegotiations and various other matters, management estimates that total revenues in 1996 will range between $700.0 and $750.0 million and that coal sales volume will total between 34.0 and 35.0 million tons. Because such estimates are based on many factors outside the control of management, actual 1996 revenues and coal tonnage could be significantly different than the current estimates.


                         PART II - OTHER INFORMATION


                          ITEM 1.  LEGAL PROCEEDINGS


     The Company incorporates herein by reference the "Legal Proceedings" section beginning on page 19, and Note 15, beginning on page 61, of its Form 10-K for the fiscal year ended December 31, 1995.

     Shareholder Suits - On November 8, 1994, a shareholder of the Company filed a class action suit, BARISH, ET AL. V. ZEIGLER COAL HOLDING CO., ET AL., against the Company and three of its officers in U.S. District Court for the
Southern District of Illinois.   The amended complaint in the matter contains
two counts and generally alleges that the Company failed to disclose material facts regarding its long-term supply contracts and a related dispute with
Carolina Power & Light Company.   The first count pleads a claim under Sections
10(b) and 20 of the Securities Act of 1934 and SEC Rule 10b-5 alleging that the Company and the individual defendants issued false and misleading public statements in the initial public offering of September 29, 1994 and in a press release on October 28, 1994. The second count pleads a claim under Sections 11 and 15 of the Securities Act of 1933 alleging that the Company made material misstatements and omissions in the registration statement issued in connection
with the September 29, 1994 initial public offering.   The plaintiff seeks to
represent a class of all persons who purchased the common stock of Zeigler in the public offering and on the open market from September 29, 1994 to November
3, 1994.  The complaint seeks damages in an unspecified amount.   On March 10,
1995, a second class action suit, GREENFIELD V. REILLY, ET AL., was filed in the U.S. District Court for the Southern District of Illinois arising out of
the same events and transactions as the BARISH action.   In addition to the
claims asserted against the Company and certain of its officers in the BARISH action, the complaint asserts claims under Section 12(2) of the 1933 Act against the Company's lead underwriters for its 1994 initial public offering and against a purported class of all other underwriters who participated in the
offering.   Pursuant to the terms of an underwriting agreement, the Company may have an obligation to indemnify the underwriters for the claims asserted
against them.   The Company has given notice of these suits to its carrier under a Directors and Officers Insurance and Company Reimbursement Policy and a related securities offering entity coverage endorsement.

     The two suits have been consolidated and the plaintiffs have filed an amended consolidated complaint. The Company and the individual defendants will deny the allegations that they violated the federal securities laws and intend
to vigorously defend these cases.   The court has denied the defendants'
motions to dismiss the consolidated complaint, and the case is proceeding
toward trial.   On March 29, 1996, the Court denied the plaintiffs' motion for certification of a plaintiff class. Following the Court's ruling denying certification of a plaintiff class, the Company offered the named plaintiffs nominal amounts to settle their individual claims. Settlement discussions are continuing as of the date of this Form 10-Q. The Company believes it has meritorious defenses against the suit and that the ultimate resolution of the matter will have no material adverse effect on the Company's consolidated results of operations or financial position.

     Cajun Electric Power Cooperative - On December 21, 1994, Cajun Electric Power Cooperative Inc. ("Cajun") filed with the U.S. Bankruptcy Court for the Middle District of Louisiana (the "Bankruptcy

Court") for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Triton Coal Company has a requirements contract (the "Triton Contract") with Cajun through Western Fuels Association, Inc., with a term extending
through the life of Big Cajun Plant No. 2.   During 1995, Triton Coal Company
shipped 5.8 million tons of coal to Cajun (representing 3% of the Company's total consolidated revenues), while 1994 shipments to Cajun totaled 5.5 million tons. To date, neither shipments to Cajun nor payments have been affected by the bankruptcy proceeding. The price for coal sold under the Triton Contract is at or near the market price for this coal. The Triton Contract provides for a price reopener effective January 1, 1998.

     An Appellate Court affirmed a District Court's ruling that a court-appointed trustee will manage Cajun's affairs during the bankruptcy. The trustee presented a plan for reorganization to the Bankruptcy Court on May 10, 1996. At this time, it appears likely that the trustee will reject the Triton Contract. In the event that the contract is rejected, it may be necessary for Triton to find other markets for this coal, including sales to the new operator of Cajun's coal fired units.

     As discussed below in Part II, Item 5, an affiliate of the Company and NRG Energy, Inc. executed an Asset Purchase and Reorganization Agreement to purchase certain of Cajun's non-nuclear assets. This Agreement is subject to Bankruptcy Court approval including evaluation of competing offers and a number of other conditions. As a result of the Company's entering into this Agreement, Western Fuels Association, Inc. has formally requested certain assurances regarding Triton Coal Company's performance under the Triton Contract and informed the Company that it reserves the right to assert certain claims against Triton Coal Company if the trustee rejects the Triton Contract.

     Alma Land Company, et al. - This case was dismissed with prejudice pursuant to a settlement agreement among the parties. On July 12, 1996, an arbitrator ruled in the Company's favor and ordered Shell Oil Company to indemnify the Company for all costs incurred by the Company in connection with this settlement. The indemnification will not have a material effect on the Company's consolidated results of operations or financial position.

     United States ex. rel. Harold M. Davis and Danny Joe Dennison v. M/G Transport Services, Inc. and R. & F. Coal Company - This case was dismissed with prejudice pursuant to a settlement agreement among the parties. The settlement will have no material effect on the Company's consolidated results of operations or financial position.

     Janet Saad-Cook et al. v. Zeigler Coal Holding Company and R. & F. Coal Company - In March, 1995, plaintiff filed a lawsuit against the Company and its
subsidiary, R. & F. Coal Company.   The complaint includes several causes of
action based on alleged actions of the defendant companies involving fraud, deceit, misrepresentation, tortuous breach of contract with respect to two coal mining leases made among the plaintiffs and R. & F. Coal Company. In April 1996, plaintiffs filed an Amended Complaint with Jury Trial Demanded in which plaintiffs eliminated their allegations that the defendants' behavior violated the U.S. Racketeer Influenced and Corrupt Organizations Act but continued to allege several causes of action involving fraud, deceit, misrepresentation, conversion, tortuous breach of contract, and the covenant of good faith and fair dealing. The defendant companies have denied the allegations in the complaint, believe they have meritorious defenses to plaintiff's claims, and
intend to defend vigorously against the claims.   The Company believes that
Shell Oil Company ("Shell") is obligated to indemnify the Company against any loss (over certain minimum amounts) that the Company may incur as a result of plaintiff's claims in the litigation and has given Shell notice thereof in accordance with the terms of the purchase agreement under which the Company
acquired Shell Mining companies.   On March 28, 1996, the Court denied a motion
made by the Company and R. & F. to dismiss this suit.   The Company believes
that ultimate resolution of the claims in the lawsuit will have no material adverse effect on the Company's consolidated results of operations or financial position.

     Other - Various lawsuits and claims, including those involving ordinary routine matters incidental to its business, to which the Company and its subsidiaries are a party, are pending, or have been asserted, against the Company. Although the outcome of these matters cannot be predicted with certainty, management believes that their disposition will not have materially adverse effects on the Company's consolidated results of operations or financial position.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Shareholders of the Company was held on May 7, 1996.

b) At the Annual Meeting of Stockholders, the following matters were submitted to a vote of the Shareholders of the Company:

     1. The election of five directors to the Board of Directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified:

          Director                  Votes For          Votes Withheld
          --------                  ----------         --------------

          Roland E. Casati          25,758,999            197,614
          Robert W. Ericson         25,758,899            197,714
          John F. Manley            25,758,999            197,614
          Michael K. Reilly         25,733,399            223,214
          Chand B. Vyas             25,721,899            234,714


     2. The ratification of the appointment of Deloitte & Touche LLP as the Company's independent public auditors for the 1996 fiscal year:


          Votes For                Votes Against       Votes Withheld
          ----------               -------------       --------------
          25,944,839               5,864                5,910




                          ITEM 5.  OTHER INFORMATION


     CAJUN ELECTRIC POWER COOPERATIVE, INC.

     On June 15, 1996, Louisiana Generating LLC, a Delaware limited liability company ("Generating") (the two members of which are Zenergy, Inc., a Delaware corporation that is a wholly-owned subsidiary of the Company, and NRG Energy, Inc., a Delaware corporation ("NRG")), the Company, NRG and Ralph R. Mabey (the "Trustee"), as Chapter 11 Trustee of Cajun Electric Power Cooperative, Inc. ("Cajun"), executed an Asset Purchase and Reorganization Agreement (the "APA") pursuant to which Generating agreed to purchase substantially all of the non-nuclear generating assets, transmission assets and certain other assets of Cajun (collectively "Acquired Assets"). As of July 30, 1996, Generating, the Trustee, the Company and NRG executed an Amendment to the APA (the "Amendment") (the APA and the Amendment are collectively referred to as the "Cajun Purchase Agreement"). Pursuant to the Cajun Purchase Agreement, Generating has agreed to purchase the Acquired Assets for a purchase price of approximately $1.09 billion, subject to adjustment for interest rate fluctuations (the "Cajun Acquisition"). Pursuant to the Cajun Purchase Agreement, Generating will assume no liabilities of Cajun other than post-closing obligations under contracts specifically assumed by Generating, certain indemnity obligations under "safe-harbor leases" assumed by Generating and environmental liabilities that attach to the owner of any of the Acquired Assets by operation of law. Also, on June 15, 1996, Generating, the Company and NRG accepted an underwritten commitment from a major institutional lender for non-recourse financing for the Cajun Acquisition in the amount of $910 million. This financing commitment is subject to numerous conditions, including the lender's due diligence.

     The consummation of the Cajun Acquisition is subject to a number of conditions, including, without limitation, the entering of a final and non-appealable order (the "Confirmation Order") by the United States Bankruptcy Court for the Middle District of Louisiana (the "Bankruptcy Court") confirming the Plan of Reorganization for Cajun proposed by the Trustee that incorporates the terms and conditions of the Cajun Purchase Agreement (the "Trustee's Plan"), the receipt of all regulatory approvals (including, without limitation, the granting by the Federal Energy Regulatory Commission ("FERC") of exempt wholesale generator status to Generating and approval by FERC of the rates specified in the proposed wholesale power agreement pursuant to which Generating will provide Cajun (as reorganized pursuant to the

Trustee's Plan) with a supply of power sufficient to fulfill all of Cajun's member cooperatives' respective energy requirements), and other conditions customary for transactions such as the Cajun Acquisition. The Cajun Purchase Agreement does not contain a financing contingency. In the event the Cajun Acquisition is not consummated solely as a result of a material breach or breaches by Generating of its obligations under the Cajun Purchase Agreement, Generating will be obligated to pay the Trustee liquidated damages: (i) of $7.5 million if such breach occurs prior to the date on which the Bankruptcy Court issues the Confirmation Order; or (ii) $20.0 million if such breach occurs on or after the date on which the Bankruptcy Court issues the Confirmation Order (one-half of which must be paid by the Company if Generating does not promptly pay such fee when due).

     The Cajun Purchase Agreement also contains certain provisions protecting Generating in the event the Cajun Acquisition is not consummated. First, Generating, the Company and NRG collectively are entitled to receive from Cajun up to $7.5 million for reimbursement of transaction-related expenses (the "Expense Reimbursement") if the Cajun Acquisition is not consummated for any reason other than a material default by Generating of its obligations under the Cajun Purchase Agreement. Second, Generating is entitled to receive from Cajun a termination fee of $20.0 million (the "Termination Fee") if the Cajun Acquisition is not consummated because of a material default, after the Bankruptcy Court issues the Confirmation Order, by the Trustee or Cajun of its or their obligations under the Cajun Purchase Agreement. Finally, Generating is entitled to receive from Cajun a break-up fee of $7.5 million (the "Break-Up Fee") if the Cajun Purchase Agreement is terminated prior to the date on which the Bankruptcy Court issues the Confirmation Order for any reason other than a material default by Generating and, thereafter, substantially all of the Acquired Assets are sold pursuant to Section 363 of the U.S. Bankruptcy Code (a "Section 363 Sale"), or an alternative reorganization plan for Cajun is confirmed by the Bankruptcy Court (an "Alternative Plan"), either of which results in aggregate consideration of $1 billion or more to the Cajun bankruptcy estate (other than a Section 363 Sale or an Alternative Plan in which the acquirer is Southwestern Electric Power Company ("SWEPCO"), Enron Capital & Trade Resources Corp. ("Enron") or Southern Electric International, Inc. ("SEI") or one of their respective designated subsidiaries). In no event is Generating entitled to receive both the Termination Fee and the Break-Up Fee. The Trustee's or Cajun's obligations to pay the Expense Reimbursement, the Termination Fee and the Break-Up Fee are subject to the approval of the Bankruptcy Court.

     In addition to the proposed Trustee's Plan, there are three other competing reorganization plans for Cajun that have been filed with the Bankruptcy Court by SWEPCO (a plan that is supported by many of Cajun's member cooperatives), Enron (a plan that is supported by Cajun's unsecured creditor's committee), and SEI, a wholly-owned subsidiary of Southern Company, respectively. Because of the uncertainty as to whether or when the Bankruptcy Court will confirm the Trustee's Plan (especially in light of the competing reorganization plans and the competitive-bidding nature of the bankruptcy proceeding) and as to whether all of the conditions to consummating the Cajun Acquisition can be satisfied on or prior to the outside closing date set forth in the Cajun Purchase Agreement (June 30, 1997), there can be no assurance that the Cajun Acquisition will be consummated upon the current terms and conditions of the Cajun Purchase Agreement or any other terms.

     Under the existing agreement regarding Generating, the Company (through Zenergy, Inc.) and NRG are each 50% owners and responsible for 50% of the expenses incurred in connection with the Cajun Acquisition and the liquidated damages that Generating would incur if the Cajun Acquisition is not consummated solely as the result of a material breach by Generating of its obligations under the Cajun Purchase Agreement. Unless other parties invest in Generating (which would require the approval of the Company and NRG), each of the Company and NRG would contribute 50% of the capital required by Generating to consummate the Cajun Acquisition and related financing.

     Either the Company or NRG may withdraw from Generating at any time prior to the consummation of the Cajun Acquisition, provided such withdrawal will not affect the withdrawing party's responsibility for its share of expenses and any liquidated damages that Generating may incur. The approval of the Company and NRG is required for any change in the terms and conditions of the Cajun Acquisition.

     The Company is in the process of developing financing alternatives to fund its required investment in Generating. If the Cajun Acquisition is completed, the Company may be required to refinance approximately $199.0 million of its long-term debt. The Company presently does not have any commitments with respect to funding its investment in Generating or refinancing its long-term debt.

NORTH ROCHELLE

     The Company announced in February 1996, the full-scale development of the North Rochelle mine located in the Powder River Basin approximately 60 miles south of Triton Coal Company's Buckskin Mine. At such time, the Company anticipated that construction of the North Rochelle mine would be completed and full-scale operations would commence in 1998. In view of recent market price decreases for PRB coal, the Company has slowed such development and now anticipates that construction of the North Rochelle mine will be completed and full-scale operations will commence in late 1998 or early 1999.


     DIVIDENDS; STOCK REPURCHASE PROGRAM

     On August 7, 1996, the Company announced a quarterly cash dividend of $.075 per share of common stock ($.30 per share annualized) payable October 3, 1996 to stockholders of record as of September 13, 1996. The $.075 per share quarterly dividend represents an increase of $.025 per share, or 50%, over the previous quarterly cash dividend of $.05 per share.

     Also on August 7, 1996, the Company announced the planned repurchase of up to 1.0 million shares of the Company's common stock. The shares will be purchased from time-to-time in the open market over the next 24 months, largely to fulfill obligations under the Company's stock option plans.


                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


B. A Report on Form 8-K dated April 9, 1996, reporting items 5 and 7 was filed during the quarter ended June 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           ZEIGLER COAL HOLDING COMPANY
                                                   (Registrant)




              August 9, 1996                  /s/ George J. Holway
                                           -----------------------------
                                                  George J. Holway
                                              Vice-President and Chief
                                                  Financial Officer

                                           (Principal Financial Officer
                                            and duly authorized officer)