Form 10-Q
period 1996-09-30
ZEIGLER COAL HOLDING CO
filed 1996-11-14
CIK 925942

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            /x/ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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


As of November 7, 1996, a total of 28,367,946 shares of the Registrant's common stock were outstanding.

                          ZEIGLER COAL HOLDING COMPANY
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996



                               TABLE OF CONTENTS



ITEM                                                                                                  PAGE
----                                                                                                  ----

                                     PART I
1             FINANCIAL STATEMENTS:

                     Condensed Consolidated Statements of Operations - Three and Nine
                          Months Ended September 30, 1996 and 1995    . . . . . . . . . . . . . .       2

                     Condensed Consolidated Balance Sheets - September 30, 1996,
                          December 31, 1995 and September 30, 1995    . . . . . . . . . . . . . .       3

                     Condensed Consolidated Statements of Cash Flows - Nine Months
                          Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . .       5

                     Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . .       6

2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS    . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7


                                                                     PART II


1             LEGAL PROCEEDINGS     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12

5             OTHER INFORMATION     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

6             EXHIBITS AND REPORTS ON FORM 8-K    . . . . . . . . . . . . . . . . . . . . . . . .       15


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

                         PART 1 - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS





                             (See following pages.)

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)


                                                                         Quarter Ended                Nine Months Ended
                                                                          September 30,                September 30,
                                                                          -------------                -------------
                                                                       1996           1995           1996           1995
                                                                       ----           ----           ----           ----
                                                                   (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)
REVENUES:
  Coal sales    . . . . . . . . . . . . . . . . . . . . . . .         $186,662       $191,248         $533,705       $570,641
  Other revenues  . . . . . . . . . . . . . . . . . . . . . .            6,560          6,840           23,236         20,813
                                                                      --------       --------         --------       --------

        Total revenues  . . . . . . . . . . . . . . . . . . .          193,222        198,088          556,941        591,454
                                                                      --------       --------         --------       --------

COSTS AND EXPENSES:
  Cost of coal sales  . . . . . . . . . . . . . . . . . . . .          167,928        178,431          462,487        510,282
  Costs at inactive properties  . . . . . . . . . . . . . . .          (11,526)         3,965           (2,073)         9,758
  Selling, general and administrative expenses  . . . . . . .            4,905          4,238           13,764         12,403
  Revaluation of stock appreciation units   . . . . . . . . .              455           (188)           1,782            231
  Reduction in accrued pneumoconiosis benefits  . . . . . . .              -          (15,000)            -           (15,000)
  Provision for asset impairments and accelerated
     mine closings    . . . . . . . . . . . . . . . . . . . .              -               -              -            32,262
  Other costs and expenses  . . . . . . . . . . . . . . . . .            5,495          4,198           15,892         13,982
                                                                      --------       --------         --------       --------
        Total costs and expenses  . . . . . . . . . . . . . .          167,257        175,644          491,852        563,918
                                                                      --------       --------         --------       --------

OTHER INCOME:
    Proceeds from contract settlement . . . . . . . . . . . .               -              -               -           45,500
                                                                      --------       --------         --------       --------

INCOME  BEFORE  INTEREST AND INCOME TAXES . . . . . . . . . .           25,965         22,444           65,089         73,036

INTEREST INCOME (EXPENSE):
  Interest on borrowings  . . . . . . . . . . . . . . . . . .           (5,708)        (6,325)         (17,186)       (20,999)
  Amortization of deferred financing costs  . . . . . . . . .             (210)          (207)            (628)          (630)
  Interest income   . . . . . . . . . . . . . . . . . . . . .              424            143              668            354
                                                                      --------       --------         --------       --------

        Net interest expense  . . . . . . . . . . . . . . . .           (5,494)        (6,389)         (17,146)       (21,275)
                                                                      --------       --------         --------       --------


INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . .           20,471         16,055           47,943         51,761

INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . .            3,480          3,693            8,165         12,170
                                                                      --------       --------         --------       --------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 16,991       $ 12,362         $ 39,778       $ 39,591
                                                                      ========       ========         ========       ========


Weighted average shares outstanding . . . . . . . . . . . . .           28,361         28,356           28,359         28,356

Net income per common share . . . . . . . . . . . . . . . . .         $   0.60       $   0.44         $   1.40       $   1.40




           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)


                                                                       September 30,       December 31,    September 30,
                                                                            1996              1995            1995
                                                                            ----              ----            ----
                                                                       (Unaudited)             *           (Unaudited)
                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . .       $   88,704     $   13,119     $   22,339
  Receivables:
    Trade accounts receivable (net of allowances of $2,583,
       $2,611 and $2,905)   . . . . . . . . . . . . . . . . . . . .           57,237         67,175         65,791
    Other receivables   . . . . . . . . . . . . . . . . . . . . . .            4,990          4,912          4,710
                                                                          ----------     ----------     ----------
        Total receivables, net  . . . . . . . . . . . . . . . . . .           62,227         72,087         70,501
                                                                          ----------     ----------     ----------

  Inventories:
    Coal finished goods   . . . . . . . . . . . . . . . . . . . . .           11,181         20,050         24,202
    Coal work in process  . . . . . . . . . . . . . . . . . . . . .            9,515          7,343          9,092
    Mine supplies   . . . . . . . . . . . . . . . . . . . . . . . .           21,017         22,966         29,104
                                                                          ----------     ----------     ----------
        Total inventories . . . . . . . . . . . . . . . . . . . . .           41,713         50,359         62,398
                                                                          ----------     ----------     ----------

  Income taxes receivable   . . . . . . . . . . . . . . . . . . . .            1,773             -              -
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . .            4,712          8,357         16,756
  Other current assets  . . . . . . . . . . . . . . . . . . . . . .            5,533          3,426          5,177
                                                                          ----------     ----------     ----------
        Total current assets  . . . . . . . . . . . . . . . . . . .          204,662        147,348        177,171
                                                                          ----------     ----------     ----------

PROPERTY, PLANT AND EQUIPMENT:
  Land and mineral rights   . . . . . . . . . . . . . . . . . . . .          626,341        633,091        654,309
  Prepaid royalties . . . . . . . . . . . . . . . . . . . . . . . .           21,959         21,303         23,214
  Plant and equipment   . . . . . . . . . . . . . . . . . . . . . .          488,305        506,976        540,776
                                                                          ----------     ----------     ----------
        Total at cost . . . . . . . . . . . . . . . . . . . . . . .        1,136,605      1,161,370      1,218,299
  Less - Accum. depreciation, depletion and amortization. . . . . .         (313,179)      (302,714)      (297,954)
                                                                          ----------     ----------     ----------

        Property, plant and equipment, net  . . . . . . . . . . . .          823,426        858,656        920,345
                                                                          ----------     ----------     ----------

OTHER ASSETS:
  Prepaid pension expense   . . . . . . . . . . . . . . . . . . . .            6,687          9,555         10,263
  Deferred financing costs, net   . . . . . . . . . . . . . . . . .            2,044          2,674          2,884
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .               -           2,242             -
  Other long-term assets  . . . . . . . . . . . . . . . . . . . . .            4,355          4,766          4,153
                                                                          ----------     ----------     ----------

        Total other assets  . . . . . . . . . . . . . . . . . . . .           13,086         19,237         17,300
                                                                          ----------     ----------     ----------

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,041,174     $1,025,241     $1,114,816
                                                                          ==========     ==========     ==========

* Condensed from audited financial statements.



           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)


                                                                        September 30,        December 31,     September 30,
                                                                            1996              1995                1995
                                                                            ----               ----               ----
                                                                         (Unaudited)            *              (Unaudited)
               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Accounts payable - trade  . . . . . . . . . . . . . . . . . . . .       $   36,706       $   44,434       $   34,001
  Dividends payable   . . . . . . . . . . . . . . . . . . . . . . .            2,127            1,418            1,418
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . .               -             2,271            1,586
  Other taxes payable   . . . . . . . . . . . . . . . . . . . . . .           24,051           24,291           24,856
  Accrued payroll and related benefits  . . . . . . . . . . . . . .           24,303           25,264           31,397
  Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . .            7,610               -            10,204
  Other accrued expenses  . . . . . . . . . . . . . . . . . . . . .           42,251           19,890           26,349
                                                                          ----------       ----------       ----------
        Total current liabilities . . . . . . . . . . . . . . . . .          137,048          117,568          129,811
                                                                          ----------       ----------       ----------
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . .          344,770          344,770          357,770
ACCRUED POSTRETIREMENT BENEFIT OBLIGATIONS  . . . . . . . . . . . .          245,088          255,839          250,821
ACCRUED PNEUMOCONIOSIS BENEFITS   . . . . . . . . . . . . . . . . .           48,057           49,424           56,907
ACCRUED MINE CLOSING COSTS  . . . . . . . . . . . . . . . . . . . .           77,175          105,676           95,964
DEFERRED INCOME TAXES   . . . . . . . . . . . . . . . . . . . . . .            9,400               -            25,981
OTHER LONG-TERM LIABILITIES:
   Accrued workers' compensation  . . . . . . . . . . . . . . . . .           37,307           30,766           27,502
   Accrued postemployment benefits  . . . . . . . . . . . . . . . .           17,741           17,284           15,501
   Stock appreciation units . . . . . . . . . . . . . . . . . . . .            4,132           15,075           12,200
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,086            7,353            8,651
                                                                          ----------       ----------       ----------

        Total other long-term liabilities . . . . . . . . . . . . .           63,266           70,478           63,854
                                                                          ----------       ----------       ----------

COMMITMENTS AND CONTINGENCIES   . . . . . . . . . . . . . . . . . .               -                -                -
                                                                          ----------       ----------       ----------

        Total liabilities . . . . . . . . . . . . . . . . . . . . .          924,804          943,755          981,108
                                                                          ----------       ----------       ----------

SHAREHOLDERS' EQUITY:
  Common stock - $0.01 par value - authorized shares,
      50,000; issued and outstanding shares, 28,362 at
      September 30, 1996, and 28,356 at December 31, 1995
      and September 30, 1995  . . . . . . . . . . . . . . . . . . .              284              283              283
  Preferred stock   . . . . . . . . . . . . . . . . . . . . . . . .               -                -                -
  Capital in excess of par value  . . . . . . . . . . . . . . . . .           72,013           71,945           71,945
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . .           44,073            9,258           61,480
                                                                          ----------       ----------       ----------
        Total shareholders' equity  . . . . . . . . . . . . . . . .          116,370           81,486          133,708
                                                                          ----------       ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . .       $1,041,174       $1,025,241       $1,114,816
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

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                     ------------------
                                                                                     1996          1995
                                                                                 (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 39,778         $ 39,591
                                                                                  --------         --------
   Adjustments for differences between net income and cash
     flows from operating activities:
        Depreciation, depletion and amortization  . . . . . . . . . . . .           45,163           51,501
        Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .           15,287            2,840
        Postretirement benefits . . . . . . . . . . . . . . . . . . . . .          (10,751)           1,500
        Pneumoconiosis benefits . . . . . . . . . . . . . . . . . . . . .           (1,367)         (14,133)
        Mine closing costs  . . . . . . . . . . . . . . . . . . . . . . .           (5,027)          (7,842)
        Stock appreciation units  . . . . . . . . . . . . . . . . . . . .          (10,732)            (383)
        Proceeds from contract settlement . . . . . . . . . . . . . . . .                -           45,500
        Net gain on contract settlement . . . . . . . . . . . . . . . . .                -          (13,238)
        Other noncash items . . . . . . . . . . . . . . . . . . . . . . .            2,344            7,684
        Changes in working capital components:
            Decrease in receivables . . . . . . . . . . . . . . . . . . .            9,480           17,498
            Decrease in inventories . . . . . . . . . . . . . . . . . . .            8,233              959
            (Increase) decrease in other current assets . . . . . . . . .           (4,272)             553
            Decrease in accounts payable - trade  . . . . . . . . . . . .           (9,481)         (17,798)
            Increase in deferred revenue  . . . . . . . . . . . . . . . .            7,610           10,204
            Increase in accrued expenses and other current
                liabilities . . . . . . . . . . . . . . . . . . . . . . .           15,966           13,795
                                                                                  --------         ---------
                Total decrease in working capital . . . . . . . . . . . .           27,536           25,211
                                                                                  --------         ---------
      Total adjustments to net income . . . . . . . . . . . . . . . . . .           62,453           98,640
                                                                                  --------         ---------

      Net cash provided by operating activities . . . . . . . . . . . . .          102,231          138,231
                                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment . . . . . . . . . . . . . .          (19,867)         (37,895)
   Cash paid for sale of Indiana assets . . . . . . . . . . . . . . . . .           (7,000)               -
   Proceeds from sales of property, plant and equipment . . . . . . . . .            4,407            2,962
                                                                                  --------         ---------
               Net cash used in investing activities  . . . . . . . . . .          (22,460)         (34,933)
                                                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock issued under stock option plan  . . . . . .               68                -
   Net repayments of long-term debt . . . . . . . . . . . . . . . . . . .                -          (92,288)
   Payment of dividends . . . . . . . . . . . . . . . . . . . . . . . . .           (4,254)          (4,254)
                                                                                  ---------        ---------
            Net cash used in financing activities . . . . . . . . . . . .           (4,186)         (96,542)
                                                                                  ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .           75,585            6,756

CASH AND CASH EQUIVALENTS, BEGINNING  . . . . . . . . . . . . . . . . . .           13,119           15,583
                                                                                  --------         --------
CASH AND CASH EQUIVALENTS, ENDING . . . . . . . . . . . . . . . . . . . .         $ 88,704         $ 22,339
                                                                                  ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . .         $ 12,826         $15,700
   Cash paid (received) for income taxes, net of refunds  . . . . . . . .           (3,078)          8,063


           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Zeigler Coal Holding Company and subsidiaries (the "Company") as of September 30, 1996 and 1995 and for the three and nine month periods then ended, and the notes thereto, are unaudited and do not include all of the disclosures required under
generally accepted accounting principles.   However, in the opinion of
management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1995 and for the year then ended.

     The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 - The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which are subject to risks and uncertainties inherent in the Company's business. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein and elsewhere in documents filed with the Securities and Exchange Commission, including, without limitation, the Company's Forms 10-K and 10-Q.

         The Company's operations are subject to factors which can negatively or positively affect the Company's results, including weather, unexpected maintenance problems, variations in coal seam thickness, amount of overburden, rock and other natural materials, disruption of transportation services, labor problems, disputes and/or interruption of deliveries under coal contracts due to circumstances affecting the customer, regulatory uncertainties, legal proceedings, and other conditions.


                             RESULTS OF OPERATIONS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995


SUMMARY OF FINANCIAL RESULTS

         Reported results for each of the periods presented have contained special items that could mask the results of the Company's operations and trends that may have implications for future periods. The following table shows the impact of special items on the results of each of the periods (per share).


                                                                            Quarter Ended          Nine Months Ended
                                                                            September 30,            September 30,
                                                                            --------------          --------------
                                                                            1996      1995          1996      1995
                                                                            ----      ----          ----      ----
REPORTED NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .       $.60      $.44         $1.40     $1.40
 Less:
   Proceeds from contract settlement   . . . . . . . . . . . . . . .          -         -             -       (1.20)(1)
 Add:
   Asset impairments and accelerated mine closings   . . . . . . . .          -         -             -         .85 (1)
   Revaluation of stock appreciation units (SAUs)  . . . . . . . . .         .01(2)     -            .05(2)      -
                                                                            ----      ----         -----     -----

NET INCOME, EXCLUDING SPECIAL ITEMS . . . . . . . . . . . . . . . . .       $.61      $.44         $1.45     $1.05

(1) In the quarter ended June 30, 1995, the Company settled a contract dispute with Southern Indiana Gas & Electric Company (SIGECO). As part of the settlement, the coal supply contract with SIGECO was terminated three years ahead of schedule and, in return, SIGECO paid the
       Company $45.5 million ($1.20 per share after taxes).   The Company then
       closed the supplying mine, Old Ben Mine #1 in Indiana, and reduced the carrying amount of the mine and certain related properties supporting the SIGECO contract to their net realizable values. The resulting charge to earnings amounted to $32.3 million ($.85 per share after taxes) which consisted of asset write-downs totaling $15.8 million and accelerated mine closing and reclamation liabilities of $16.5 million.

(2) For the quarter ended September 30, 1996, the Company recorded a $.5 million pretax charge on revaluation of the liability for SAUs. This charge reflects the $1.25 per share, or 7.8%, increase in the market price of the Company's common stock since June 30, 1996. For the same period in 1995, the Company recorded a credit of $.2 million. For the nine months ended September 30, 1996, the Company recorded a $1.8 million pretax revaluation charge resulting from the $3.38 per share, or 24.3%, increase in the market price of the Company's common stock since December 31, 1995. The Company recorded a net charge of $.2 million for the nine months ended September 30, 1995.

        Excluding the preceding special items, net income for the three and nine months ended September 30, 1996 increased $5.1 million, or $.17 per share, and $11.3 million, or $.40 per share, respectively. The main factors for these increases were higher gross margins on coal sales, curtailment of postretirement medical benefits, lower interest costs, and a lower effective tax rate. These improvements were partially offset by a nonrecurring 1995 reduction in the liability for pneumoconiosis benefits and increased costs at Old Ben Mine #20 in West Virginia.

COAL OPERATIONS

        COAL SALES - The decrease in coal sales for both the three and nine months ended September 30, 1996 resulted primarily from the Company's strategic shift from high sulfur Midwestern coal toward lower sulfur, higher margin coal.

        For the quarter ended September 30, 1996, sales volume, including purchased and brokered coal, decreased .8 million tons, or 8.3%. This decrease primarily reflects a .7 million ton decline in coal produced in the Company's Midwestern mines resulting from the closing of Old Ben Mine #24 and Old Ben Mine #1, and the idling of Old Ben Mine #11. Volume was further reduced by a
 .4 million ton decline in the Company's Powder River Basin (PRB) mines because of lower spot sales. These declines were partially offset by a .3 million ton increase in the Company's Central Appalachian mines. The average sales price per ton was $21.19 in the third quarter of 1996, an increase of $1.32 per ton, or 6.6%. This increase reflects lower spot sales in the weak Midwest high sulfur coal market and increased sales of higher-priced low sulfur coals in Central Appalachia.

        For the nine months ended September 30, 1996, sales volume declined 1.6 million tons, or 5.7%, mainly due to a 1.8 million ton reduction in coal produced in the Company's Midwestern mines related to the closing or idling of the three mines. Sales tonnage in the Company's Central Appalachian mines was unchanged from 1995 while volume rose .2 million tons in the Company's PRB mines. The average sales price per ton declined $.13 per ton, or .6%, to $20.33 per ton. This decrease resulted from a contract price reopener and a heavier mix of lower-priced PRB sales. These declines were partially offset by reduced spot sales in the Midwest.

        COST OF COAL SALES - For the quarter ended September 30, 1996, cost of coal sales declined $10.5 million, or 5.9%, largely because of reduced sales volume partially offset by increased costs at Old Ben Mine #20. The average cost of sales per ton rose $.54 per ton, or 2.9%, to $19.07 per ton, primarily due to the high costs at Old Ben Mine #20. In part, these costs were caused by extremely poor roof conditions and a thinning coal seam. After these conditions unexpectedly and severely worsened in August and September 1996, the mine was declared unsafe and was closed on October 11, 1996. Loss contingencies and other accruals associated with the early closing, totaling $9.9 million, were recorded in the quarter. Also during the quarter, the Company increased its workers' compensation liability and recognized other loss contingencies by an aggregate amount of $5.5 million related to the December 1996 closings of Old Ben Mine #26 and the Spartan mine in southern Illinois. Excluding the $9.9 million and $5.5 million charges discussed above, the average cost of sales for the third quarter declined $1.21 per ton, or 6.5% to $17.32 per ton. This improvement reflects a significant reduction in the cost of serving a contract with Carolina Power and Light Company (CP&L) by idling Wolf Creek Collieries Company Mine #4 and buying the coal from other producers in Central Appalachia, a cost reduction at Marrowbone Development Company resulting from better operating conditions, and lower costs at Old Ben Mine #26. These factors were partially offset by higher costs in the Company's PRB mine due to reduced production volume and the impact of the higher selling prices on sales taxes and royalties.

        For the nine months ended September 30, 1996, the cost of coal sales declined $47.8 million, or 9.4%, due to lower sales volume and cost reductions discussed below. The average cost of sales per ton decreased $.68 per ton, or 3.7%, to $17.62 per ton. This improvement reflects savings from closing Wolf Creek Mine #4 and outsourcing one of the CP&L contracts, lower production costs at Old Ben Mine #26 as explained above, and unusually high operating costs at Old Ben Mine #24 in 1995. These factors were partially offset by the third quarter accruals at Old Ben Mine #20, Old Ben Mine #26 and the Spartan mine as described above.

        COSTS AT INACTIVE PROPERTIES - Costs at inactive properties for the three and nine months ended September 30, 1996 declined $15.5 million and $11.8 million, respectively. This reduction reflects a $16.3 million third quarter curtailment of the postretirement benefit obligation as a result of the Company's strategic shift from the weak high sulfur coal market in the Midwest. The majority of the curtailment gain occurred when former Old Ben employees found employment with other coal operators, primarily Kindill Mining, Inc. (Kindill) in Indiana (see following paragraph). The remainder of the gain resulted from the early closing of Old Ben Mine #24 in Illinois. Excluding this gain, costs at inactive properties for the three and nine months ended September 30, 1996 increased by $.8 million and $4.5 million, respectively, mainly due to the idling of Wolf Creek Mine #4 and Old Ben Mine #11, and the closing of Old Ben Mine #24. These increases were partially offset by reduced costs at Old Ben Mine #25 after donation of the mine to the National Museum of Coal Mining.

        On February 12, 1996, Old Ben Coal Company sold a majority of its assets in Indiana to Kindill. These assets had a combined book value of $13.4 million and included Old Ben Mine #1 and Old Ben Mine #2, along with various other coal properties and interests. The Company also agreed to make cash payments to Kindill of $7.0 million in 1996 and $4.0 million (subject to certain adjustments) in 1997. In exchange, Kindill assumed associated reclamation liabilities, estimated at approximately $23.4 million. This sale was completed on April 30, 1996 after Kindill secured the required mining permits. The sale of these assets did not have a material effect on current
income.   However, the transaction may have a positive impact on the Company's future cash flows primarily as a result of lower reclamation expenditures.

        REDUCTION IN ACCRUED PNEUMOCONIOSIS BENEFITS - In the third quarter of 1995, the Company reduced the liability for pneumoconiosis benefits based on lower actuarial estimates. Those estimates reflected favorable claims experience and lower projected future claims.


INCOME FROM OTHER OPERATIONS

        OTHER REVENUES - Other revenues declined by $.3 million in the third quarter of 1996 primarily due to the timing of farm and timber sales. For the nine months ended September 30, 1996, other revenues rose $2.4 million due to sales of nonstrategic land assets in Indiana, increased terminal revenues attributable to higher European imports of U.S. coal, and higher coal leaseout revenue.

        OTHER COSTS AND EXPENSES - Other costs and expenses increased for the third quarter 1996 largely due to the scheduled expiration of Department of Energy (DOE) cofunding for Encoal Corporation's liquids from coal (LFC) demonstration plant. For the first nine months of 1996, increased other costs and expenses primarily reflect higher coal throughput at the Company's import/export terminals, and expiration of the DOE cofunding.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Corporate selling, general and administrative expenses for the three and nine months ended September 30, 1996 increased due to expanded business development activities and higher insurance costs, partially offset by lower legal fees.


NET INTEREST EXPENSE

        Net interest expense decreased for the three and nine months ended September 30, 1996 resulting from a $50.0 million reduction in long-term debt since June 30, 1995. This debt reduction reflected the use of 1995 SIGECO and CP&L settlement proceeds in addition to strong operating cash flows.


INCOME TAXES

        Lower income taxes in the third quarter of 1996 reflect a 6.0% reduction in the effective tax rate mainly due to use of net operating loss carryforwards partially offset by higher pretax earnings. The reduction in income taxes for the first nine months of 1996 resulted from the lower effective tax rate and reduced pretax earnings.


                        LIQUIDITY AND CAPITAL RESOURCES

        The Company has generally satisfied its working capital requirements, its capital expenditure requirements (excluding major acquisitions), its quarterly dividend payments, and scheduled debt repayments from its operating cash flow. The Company believes that cash generated from operations will continue to be sufficient to meet its working capital requirements, planned or anticipated capital expenditures (excluding major acquisitions), scheduled debt repayments, and other commitments. If for any reason, such as acceleration of a major mine development or adverse operating conditions, such operating cash flow is not sufficient, the Company has the capacity to borrow under its credit agreement. A major acquisition may require alternative financing including, without limitation, refinancing certain of the Company's existing debt, new credit financing, or the sale of additional capital stock.

        The decrease from 1995 in cash provided by operating activities before changes in working capital reflects the $45.5 million SIGECO cash settlement in 1995, and higher 1996 SAU payments totaling $12.5 million (of which $12.0 million represented payments on SAU's that became fully vested in 1996). These decreases were partially offset by an $11.1 million reduction in income tax payments because of lower pretax earnings and the use of tax loss carryforwards, a $6.0 million reimbursement received from Shell Oil Company, and a $3.2 million reduction in mine closing payments reflecting the sale of certain Old Ben Coal Company properties in Indiana. The remaining $.6 million cash decrease consists of various individually immaterial items.

        Net cash provided by changes in working capital is primarily attributable to a $16.0 million increase in accrued expenses and other current liabilities chiefly related to the closings of Old Ben Mine #20, Old Ben Mine #26 and Old Ben's Spartan mine and a liability associated with the sale of certain of Old Ben Coal Company's Indiana assets to Kindill, a $9.5 million timing-related decrease in receivables, a $7.6 million increase in deferred revenue due to the CP&L settlement at Wolf Creek and the renegotiated CP&L contract at Marrowbone Development Company, and an $8.2 million decrease in inventories resulting from the idling of Old Ben Mine #24 and lower production at Old Ben Mine #20. These increases were partially offset by a $9.5 million decrease in accounts payable - trade primarily attributable to lower production caused by the idling or closing of four mines, and a $4.3 million increase in other current assets relating to the timing of payments for insurance premiums and income taxes receivable.

        Cash used for investing activities primarily consisted of capital expenditures for maintaining current production levels and improving efficiency and a $7.0 million payment to Kindill in connection with the 1996 sale of certain Old Ben Coal Company's assets in Indiana. Capital expenditures for 1996 are expected to total between $30.0 to $35.0 million, including $12.0 million of planned development capital for the new North Rochelle mine in the PRB (see below "Certain Other Factors Affecting Future Reported Earnings - Coal Segment - North Rochelle").

        Cash used for financing activities represent dividend payments in both years and net repayments of long-term debt in 1995.



            CERTAIN OTHER FACTORS AFFECTING FUTURE REPORTED EARNINGS

COAL SEGMENT

        Contract extensions and contract expirations

        Many of the Company's long-term contracts contain extension options. These options permit the Company to extend contracts for an additional period if both parties reach agreement on certain terms and conditions. Triton Coal Company has effectively exercised such an option on a contact to supply Western Farmers Electric Cooperative (Western Farmers). The old contract, which was to expire in December 1996, was replaced with a new contract that extends through December 2011 at an annual commitment of 1.5 million tons. The new sales price effective January 1, 1997 is approximately $10.00 per ton lower than the price in 1996. Under the new contract, the coal is to be sourced from Triton's planned North Rochelle mine in Wyoming provided the mine is producing coal on or before January 1, 1999. Prior to that date, the coal can be supplied from Triton's Buckskin mine if Western Farmers takes delivery on the Burlington Northern Railroad. Triton's Buckskin mine does not expect to supply coal under this contract in 1997.

        The Company has a long-term contract to supply the Tennessee Valley Authority with 1.4 million tons of coal per year through December 1996. Revenues from this contract are expected to total approximately $35.0 million in 1996. This contract expires December 31, 1996.


        Contract renegotiations

        The Company maintains ongoing discussions with its principal coal customers regarding the possible restructuring of coal supply agreements along
mutually satisfactory lines.   The outcome of these discussions and their
impact, if any, on future earnings cannot be reasonably determined at the present time.


        Carolina Power & Light Company - In July 1996, Marrowbone Development Company and CP&L revised and restated their coal supply agreement, as reported in the Company's Current Report on Form 8-K dated July

22, 1996 and filed with the Securities and Exchange Commission on August 6, 1996. In addition, CP&L entered into a new agreement with Franklin Coal
Sales Company, the Company's sales and marketing subsidiary. The revised agreement and the new agreement run through 2006 and provide for additional business opportunities, quality and sourcing flexibility, and a problem-solving mechanism to resolve quality variations.


        Cajun Electric Power Cooperative, Inc.

        On September 30, 1996, Louisiana Generating LLC, of which a subsidiary of the Company is a member, executed an Amended and Restated Asset Purchase and Reorganization Agreement to purchase substantially all of the non-nuclear assets of Cajun Electric Power Cooperative, Inc. See Part II, Item 5 for further discussion.


        North Rochelle

        The Company announced in February 1996, the full-scale development of Triton Coal Company's North Rochelle mine in the southern Powder River Basin. Since that time Triton has purchased and is moving dragline overburden removal equipment, has proceeded with production of diligence tonnage, has progressed with permitting, and has begun construction work on the mine. Triton continues to talk with potential customers to evaluate and analyze the market in an effort to time North Rochelle's production to best meet a firming market and peak customer demand for this coal. At this time, Triton estimates full production at North Rochelle to begin in late 1998.


POWER SEGMENT

        EnerZ Corporation

        On September 26, 1996, the Company announced the formation of a new subsidiary, EnerZ Corporation, a Delaware corporation, to take advantage of emerging market opportunities growing out of utility deregulation. EnerZ's objectives are to: ( 1) develop an energy marketing unit to enhance return on the Company's physical assets, (2) provide return-enhancing services to other owners of physical resources, (3) develop risk management products or services to stabilize costs or returns for distributors and generators and to help customers hedge risk, and (4) develop into a retail marketer specializing in aggregating commercial or residential consumer demands. Initial capital for EnerZ Corporation is expected to include an equity contribution of $10.0 million and a $15.0 million letter of credit. On October 21, 1996, the Federal Energy Regulatory Commission issued a letter order granting power marketer status, effective as of November 15, 1996, to EnerZ Corporation under the Federal Power Act.

TECHNOLOGY SEGMENT

        Encoal Corporation / TEK-KOL

        On October 22, 1996, Encoal Corporation (Encoal), a wholly-owned subsidiary of the Company, announced that it has begun permitting work for a possible full-scale LFC plant in Wyoming. Encoal is conducting permitting and engineering work as part of early planning to develop a full-scale LFC upgrading facility in Campbell County, Wyoming. A full-scale plant would have the capacity to upgrade approximately 6 million tons of feedstock coal per year. There are no assurances as to when, and if, such a plant would be built or placed into operation.

        The LFC technology is owned and licensed by TEK-KOL Partnership, a partnership between a subsidiary of the Company and SGI International, the inventor of the technology. The LFC technology converts low-rank coals into two primary products, a low-sulfur clean coal product called Process Derived Fuel (PDF) that has a higher heating value than the source coal, and Coal Derived Liquid (CDL), a low-sulfur hydrocarbon liquid with distillate properties. By increasing the value of low-rank coal, the LFC process may open up additional markets for these coals.

        In addition to a Wyoming facility, TEK-KOL is in discussions regarding LFC licensing for full-scale plants overseas. To date, TEK-KOL has tested and analyzed 10 domestic and 21 foreign coals to determine the most promising candidate coals for LFC processing. As a result of these tests, two feasibility studies for full-scale commercial plants utilizing feedstock coal from reserves owned by two separate Indonesian companies have been completed in 1996, and other international opportunities are being explored.

OTHER

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

        Revenue estimate for 1996

        As a result of the mine closings and contract price changes discussed above, the Company expects its coal production and total revenues to be lower in 1996 compared to 1995. Based on several key assumptions regarding prices, demand, production levels, contract renegotiations and various other matters, management estimates that total revenues in 1996 will range between $725.0 and $750.0 million and that coal sales volume will total between 33.0 and 34.0 million tons. Because such estimates are based on many factors outside the control of the Company, actual 1996 revenues and coal tonnage could be significantly different than the current estimates.



                          PART II - OTHER INFORMATION


                           ITEM 1.  LEGAL PROCEEDINGS


        The Company incorporates herein by reference the "Legal Proceedings" section beginning on page 19, and Note 15, beginning on page 61, of its Form 10-K for the fiscal year ended December 31, 1995.

        Shareholder Suits - On November 8, 1994, a shareholder of the Company filed a class action suit, Barish, et al. v. Zeigler Coal Holding Co., et al., against the Company and three of its officers in U.S. District Court for the
Southern District of Illinois.   The amended complaint in the matter contained
two counts and generally alleged that the Company failed to disclose material facts regarding its long-term supply contracts and a related dispute with
Carolina Power & Light Company.   The first count pled a claim under Sections
10(b) and 20 of the Securities Act of 1934 and SEC Rule 10b-5 alleging that the Company and the individual defendants issued false and misleading public statements in the initial public offering of September 29, 1994 and in a press release on October 28, 1994. The second count pled a claim under Sections 11 and 15 of the Securities Act of 1933 alleging that the Company made material misstatements and omissions in the registration statement issued in connection with the September 29, 1994 initial public offering. The complaint sought damages in an unspecified amount on behalf of all persons who purchased the common stock of Zeigler in the public offering and on the open market from September 29, 1994 to November 3, 1994. On March 10, 1995, a second class action suit, Greenfield v. Reilly, et al., was filed in the U.S. District Court for the Southern District of Illinois arising out of the same events and
transactions as the Barish action.   In addition to the claims asserted against
the Company and certain of its officers in the Barish action, the complaint asserted claims under Section 12(2) of the 1933 Act against the Company's lead underwriters for its 1994 initial public offering and against a purported class
of all other underwriters who participated in the offering.   Pursuant to the
terms of an underwriting agreement, the Company may have an obligation to
indemnify the underwriters for the claims asserted against them.   The Company
has given notice of these suits to its carrier under a Directors and Officers Insurance and Company Reimbursement Policy and a related securities offering entity coverage endorsement.

        The two suits were subsequently consolidated, and the plaintiffs filed an amended consolidated complaint. The Company and the individual defendants have denied the allegations that they violated the federal securities laws and have vigorously defended these cases. The court has previously denied defendants' motion to dismiss and the plaintiffs' motion for certification of the case as a class action. The Company and its insurer have now reached an agreement with plaintiffs' counsel to settle the claims of all members of the putative class. This settlement, which is subject to court approval, will not have a material adverse effect on the Company's consolidated results of operations or financial position.

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

        As discussed below in Part II, Item 5, Louisiana Generating LLC (an affiliate of the Company, Southern Electric International, Inc., and NRG Energy, Inc.) has executed an Amended and Restated Asset Purchase and Reorganization Agreement to purchase substantially all of Cajun's non-nuclear assets. This Agreement is subject to Bankruptcy Court approval including evaluation of competing offers and a number of other conditions. As a result of Louisiana Generating's entering into this Agreement, Western Fuels Association, Inc. has formally requested certain assurances regarding Triton Coal Company's performance under the Triton Contract and informed the Company that it reserves the right to assert certain claims against Triton Coal Company if the trustee rejects the Triton Contract.

        Janet Saad-Cook et al. v. Zeigler Coal Holding Company and R. & F. Coal Company - In March, 1995, plaintiff filed a lawsuit against the Company and its
subsidiary, R. & F. Coal Company.   The complaint includes several causes of
action based on alleged actions of the defendant companies involving fraud, deceit, misrepresentation, tortuous breach of contract with respect to two coal mining leases made among the plaintiffs and R. & F. Coal Company. In April 1996, plaintiffs filed an Amended Complaint with Jury Trial Demanded in which plaintiffs eliminated their allegations that the defendants' behavior violated the U.S. Racketeer Influenced and Corrupt Organizations Act but continued to allege several causes of action involving fraud, deceit misrepresentation, conversion, tortuous breach of contract, and the covenant of good faith and fair dealing. The defendant companies have denied the allegations in the complaint, believe they have meritorious defenses to plaintiff's claims, and
intend to defend vigorously against the claims.   The Company believes that
Shell Oil Company ("Shell") is obligated to indemnify the Company against any loss (over certain minimum amounts) that the Company may incur as a result of plaintiff's claims in the litigation and has given Shell notice thereof in accordance with the terms of the purchase agreement under which the Company
acquired Shell Mining companies.   On March 28, 1996, the Court denied a motion
made by the Company and R. & F. to dismiss this suit. The Company believes that ultimate resolution of the claims in the lawsuit will have no material adverse effect on the Company's consolidated results of operations or financial position.

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

                          ITEM 5.  OTHER INFORMATION


         CAJUN ELECTRIC POWER COOPERATIVE, INC.

         On September 30, 1996, Louisiana Generating LLC, a Delaware limited liability company ("Generating") (the three members of which are Zenergy, Inc., a Delaware corporation that is a wholly-owned subsidiary of the Company, Southern Energy - Cajun, Inc. a Delaware corporation that is a wholly-owned subsidiary of Southern Electric International, Inc. ("SEI"), and NRG Energy, Inc., a Delaware corporation ("NRG")), the Company, SEI, NRG and Ralph R. Mabey (the "Trustee"), as Chapter 11 Trustee of Cajun Electric Power Cooperative, Inc. ("Cajun"), executed an Amended and Restated Asset Purchase and Reorganization Agreement (the "Cajun Purchase Agreement") pursuant to which Generating agreed to purchase substantially all of the non-nuclear generating assets, transmission assets and certain other assets of Cajun (collectively "Acquired Assets"). Pursuant to the Cajun Purchase Agreement, Generating has agreed to purchase the Acquired Assets for a purchase price of approximately $1.09 billion, subject to adjustment for interest rate fluctuations (the "Cajun Acquisition"). Pursuant to the Cajun Purchase Agreement, Generating will assume no liabilities of Cajun other than post-closing obligations under contracts specifically assumed by Generating, certain indemnity obligations under "safe-harbor leases" assumed by Generating and environmental liabilities that attach to the owner of any of the Acquired Assets by operation of law. Also, on June 15, 1996, Generating accepted an underwritten commitment from a major institutional lender for non-recourse financing for the Cajun Acquisition in the amount of $910 million. This financing commitment is subject to numerous conditions, including the lender's due diligence.

         The consummation of the Cajun Acquisition is subject to a number of conditions, including, without limitation, the entering of a final and non-appealable order (the "Confirmation Order") by the United States Bankruptcy Court for the Middle District of Louisiana (the "Bankruptcy Court") confirming the Plan of Reorganization for Cajun proposed by the Trustee that incorporates the terms and conditions of the Cajun Purchase Agreement (the "Trustee's Plan"), the receipt of all regulatory approvals (including, without limitation, the granting by the Federal Energy Regulatory Commission ("FERC") of exempt wholesale generator status to Generating and approval by FERC of the rates specified in the proposed wholesale power agreement pursuant to which Generating will provide Cajun (as reorganized pursuant to the Trustee's Plan) with a supply of power sufficient to fulfill all of Cajun's member cooperatives' respective energy requirements), and other conditions customary for transactions such as the Cajun Acquisition. The Cajun Purchase Agreement does not contain a financing contingency. In the event the Cajun Acquisition is not consummated solely as a result of a material breach or breaches by Generating of its obligations under the Cajun Purchase Agreement, Generating will be obligated to pay the Trustee liquidated damages: of (i) $7.5 million if such breach occurs prior to the date on which the Bankruptcy Court issues the Confirmation Order; or (ii) $20.0 million if such breach occurs on or after the date on which the Bankruptcy Court issues the Confirmation Order (30% of which must be paid by the Company if Generating does not promptly pay such fee when due).

         The Cajun Purchase Agreement also contains certain provisions protecting Generating in the event the Cajun Acquisition is not consummated. First, Generating, the Company and NRG collectively are entitled to receive from Cajun up to $7.5 million for reimbursement of certain transaction-related expenses (the "Expense Reimbursement") if the Cajun Acquisition is not consummated for any reason other than a material default by Generating of its obligations under the Cajun Purchase Agreement. Second, Generating is entitled to receive from Cajun a termination fee of $20.0 million (the "Termination Fee") if the Cajun Acquisition is not consummated because of a material default, after the Bankruptcy Court issues the Confirmation Order, by the Trustee or Cajun of its or their obligations under the Cajun Purchase Agreement. Finally, Generating is entitled to receive from Cajun a break-up fee of $7.5 million (the "Break-Up Fee") if the Cajun Purchase Agreement is terminated prior to the date on which the Bankruptcy Court issues the Confirmation Order for any reason other than a material default by Generating and, thereafter, substantially all of the Acquired Assets are sold pursuant to
Section 363 of the U.S. Bankruptcy Code (a "Section 363 Sale"), or an alternative reorganization plan for Cajun is confirmed by the Bankruptcy Court (an "Alternative Plan"), either of which results in aggregate consideration of $1 billion or more to the Cajun bankruptcy estate (other than a Section 363 Sale or an Alternative Plan in which the acquirer is Southwestern Electric Power Company ("SWEPCO") or Enron Capital & Trade Resources Corp. ("Enron") or one of their respective designated subsidiaries). In no event is Generating entitled to receive both the Termination Fee and the Break-Up Fee. The Trustee's or Cajun's obligations to pay the Expense Reimbursement, the Termination Fee and the Break-Up Fee were approved by the Bankruptcy Court pursuant to an Order dated August 26, 1996.

         In addition to the proposed Trustee's Plan, there are two other competing reorganization plans for Cajun that have been filed with the Bankruptcy Court by SWEPCO (a plan that is supported by many of Cajun's member cooperatives), and Enron (a plan that is supported by Cajun's unsecured creditor's committee). Because of the uncertainty as to whether or when the Bankruptcy Court will confirm the Trustee's Plan (especially in light of the competing reorganization plans and the competitive-bidding nature of the bankruptcy proceeding) and as to whether all of the conditions to consummating the Cajun Acquisition can be satisfied on or prior to the outside closing date set forth in the Cajun Purchase Agreement (June 30, 1997), there can be no assurance that the Cajun Acquisition will be consummated upon the current terms and conditions of the Cajun Purchase Agreement or any other terms. The Bankruptcy Court has tentatively scheduled the confirmation hearing to commence on or about December 15, 1996.

         Under the existing agreement regarding Generating, the Company (through Zenergy, Inc.), SEI (through Southern Energy - Cajun, Inc.) and NRG, respectively own 30%, 40%, and 30% of the ownership interests in Generating and are each responsible for their pro rata share of the expenses incurred in connection with the Cajun Acquisition and the liquidated damages that Generating would incur if the Cajun Acquisition is not consummated solely as the result of a material breach by Generating of its obligations under the Cajun Purchase Agreement. Unless other parties invest in Generating (which would require the approval of the Company, SEI and NRG), each of the Company, SEI and NRG would respectively contribute 30%, 40% and 30% of the capital required by Generating to consummate the Cajun Acquisition and related financing.

         Either the Company or NRG may withdraw from Generating at any time prior to the consummation of the Cajun Acquisition, provided such withdrawal will not affect the withdrawing party's responsibility for its share of expenses and any liquidated damages that Generating may incur (unless such withdrawal occurs prior to the Bankruptcy Court's confirmation of the Trustee's plan and the obligation to pay liquidated damages arises after such confirmation, in which event the withdrawing party will not be responsible for any liquidated damages). The approval of the Company, SEI and NRG is required for any change in the terms and conditions of the Cajun Acquisition.

         The Company is in the process of developing financing alternatives to fund its required investment in Generating. If the Cajun Acquisition is completed, the Company may be required to refinance approximately $199.0 million of its long-term debt. The Company presently does not have any commitments with respect to funding its investment in Generating or refinancing its long-term debt.




                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


A.       Exhibits - None

B. A Report on Form 8-K dated July 22, 1996, reporting Item 5 was filed during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                ZEIGLER COAL HOLDING COMPANY
                                                        (Registrant)



      November 14, 1996                            /s/ Paul D. Femmer
                                                -------------------------------
                                                       Paul D. Femmer
                                                         Controller
                                                 (Principal Accounting Officer
                                                  and duly authorized officer)