Form 10-K405
period 1996-12-31
ZEIGLER COAL HOLDING CO
filed 1997-03-31
CIK 925942

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

          [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 1-13298

                          ZEIGLER COAL HOLDING COMPANY
             (Exact name of registrant as specified in its Charter)


        DELAWARE                                     36-3344449
(State of incorporation)                  (I.R.S. Employer Identification No.)

            50 JEROME LANE                  62208         (618) 394-2400
      FAIRVIEW HEIGHTS, ILLINOIS         (Zip Code)    (Registrant's telephone
(Address of principal executive offices)            number, including area code)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


      Title of class                  Name of each exchange on which registered
 Common Stock, $.01 par value                 New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [ X ]Yes  [    ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ X ]

        On March 25, 1997, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was approximately $424 million.

        As of March 25, 1997, 28,403,961 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

                          ZEIGLER COAL HOLDING COMPANY
                                   FORM 10-K
                                 ANNUAL REPORT
                               TABLE OF CONTENTS


  ITEM                                                                    PAGE
  ----                                                                    ----
                                     PART I

   1    Business ........................................................   1
   2    Properties ......................................................  28
   3    Legal proceedings ...............................................  28
   4    Submission of matters to a vote of security holders .............  28


                                    PART II

   5    Market for registrant's common stock and related shareholder matters ........................................................  31
   6    Selected financial data .........................................  32
   7    Management's discussion and analysis of financial condition and results of operations ..........................................  34
   8    Financial statements and supplementary data .....................  40
   9    Changes in and disagreements with accountants on accounting and financial disclosure ...........................................  63

                                    PART III

  10   Directors and executive officers of the registrant ...............  64
  11   Executive compensation ...........................................  64
  12   Security ownership of certain beneficial owners and management ...  64
  13   Certain relationships and related transactions ...................  64

                                   PART IV

  14   Exhibits, financial statement schedules and reports on Form 8-K ..  65


  Signatures ............................................................  71

                                    PART  I

                               ITEM 1.  BUSINESS

     Zeigler Coal Holding Company ("Zeigler" or the "Company") is transitioning from a predominantly coal producing company into a diversified energy company with six current or emerging business segments:


      - Coal

      - Technology

      - Power

      - Environmental and Engineering

      - Asset Management

      - International


     Zeigler, through its subsidiaries, is one of the largest coal producers in the United States, and an entrant into several other business segments that represent logical expansions for the Company along the economic value chain for electricity. The Company currently operates, through its subsidiaries, eight active underground and surface coal mining complexes located in five states, two East Coast transloading terminals, a power marketing business, a clean coal technology plant, and other energy-related businesses.

     Coal operations accounted for 95% of the Company's total revenues and 91% of operating income in 1996. The Company produces primarily steam coal, with sales to electric utilities accounting for approximately 91% of its 1996 revenues from coal sales. In 1996, approximately 84% of the Company's revenues from coal sales resulted from long-term supply contracts, most of which call for prices that exceed the price at which such coal could be sold in the spot market. At December 31, 1996, the Company owned or held through leases approximately 1.2 billion tons of economically recoverable coal reserves, including .8 billion tons of low-sulfur and compliance coal.

     Zeigler's mission is to be the safest, most efficient provider of high-quality products and services to its customers, while providing outstanding opportunities to its employees and an above-average return to its shareholders, through a focus on sustainable, long-term growth in revenues, earnings, and cash flows. The Company's primary corporate strategies are to:


  -    Strategically align with customers; and
  -    Grow along strategic links of the economic value chain for electricity.

     In 1996, non-coal business segments contributed 9% of operating income. Management expects that the contribution to operating income from non-coal business segments could grow significantly in the future. Management believes that the business areas in which Zeigler has just begun to develop a presence - technology, power, environmental and engineering, asset management, and international - could eventually, in the long-term, generate more revenue than the Company's existing coal operations. There can be no assurance, however, that the anticipated growth in the non-coal business segments will occur.

                     ELECTRIC UTILITY DEREGULATION OVERVIEW

     Generation of electricity, combined with businesses that support that function, is a $200 billion segment of the U.S. economy, or approximately 2.6% of the nation's GNP in 1996. The electric utility is the final link between the consumer of electricity and all of the other components of electricity creation. Therefore, changes in the utility industry have the potential to have a domino effect on all other parts of the electricity value chain.

     The following reviews the deregulation efforts that are occurring in the utility industry and addresses the potential impact of those changes on the business areas in which Zeigler participates.

BACKGROUND ON THE ELECTRIC UTILITY INDUSTRY

     Since electricity became commonplace in the 1930s, growth in generating output has closely paced the gross national product. Culminating with the passage of the Federal Power Act and the Public Utility Holding Company Act in 1935, the national and state governments determined that, despite its competitive origins, the electric power industry was so "imbued with the public interest" that massive regulation along with public ownership of utilities was justified.

     Until the 1970s, the industry moved along with little change in its operating structure, but produced steady declines in the average real price for electricity. This trend reversed in the 1970s, driven by higher plant construction and interest costs, the twin maladies of troubled nuclear plants, and soaring prices for foreign oil. Subsequently, the 1978 Public Utility Regulatory Policies Act ("PURPA") responded to demands from electricity users for alternative power sources to create price competition. PURPA enabled the creation of independent power generation that could compete with utilities. Under PURPA, non-utility independent power producers have shown that electricity could, in some cases, be produced more efficiently and sold at lower prices.

ENERGY POLICY ACT

     The success of PURPA was a driving force behind the passage of the 1992 Energy Policy Act ("EPAct"), which is ushering in a new era in utility competition. EPAct changed two federal laws as a means to encourage accelerated and expanded competition in the utility marketplace. Its passage paved the way for rapid wholesale deregulation, while leaving considerable latitude with the states locally to manage the transition from a regulated industry to a competitive environment at the retail level.

     Specifically, EPAct lifted restrictions on utilities that had been imposed by PURPA. Under EPAct, utility affiliates can pursue generation opportunities under a new classification called exempt wholesale generator ("EWG"). Further, EPAct unambiguously enhanced the authority of the Federal Energy Regulatory Commission ("FERC") to compel utilities to provide open-access transmission services for wholesale buyers seeking alternative supplies. However, EPAct includes restrictions that limit electricity purchasing choice to the wholesale buyer - those buying for resale to other buyers.

     While awaiting the resolution of several federal and state issues, much of the utility industry has responded to the passage of EPAct by instituting plans that would prepare them for the competitive future of the industry at the ultimate retail level. Among other measures, utilities across the country renegotiated contracts, stabilized rates, prepared special pricing plans, and eliminated more than 15,000 jobs.

FERC OPEN-ACCESS ORDER

     In April 1996, the FERC approved a comprehensive framework for opening the transmission and distribution networks to competing suppliers commonly known as FERC Order 888. This important step in reaching a deregulated marketplace included the following:

   - Functional unbundling - compelling utilities to separate out transmission services and costs.

   - Tariff filings - requiring public utility owners of transmission facilities to file tariffs for providing services to all wholesale buyers and sellers of electricity.

   - Ancillary services rates - demanding that utilities set standard rates and conditions for services related to the transmission of electricity through their wires.

   - Comparability - requiring that public owners of generating capacity and transmission capabilities take service themselves at the same rates, terms, and conditions offered to third parties.

   - Stranded cost recovery - allowing the opportunity for stranded cost recovery, negotiable for each specific transaction.

STATE UTILITY REGULATORS

     While FERC's action has spawned wholesale deregulation, state regulators are responsible for change at the retail level. About 90% of the electric utility industry's revenue is controlled by state regulatory organizations which set prices, rates of return, and resource planning.

     States have moved at varying speeds to implement changes made possible by EPAct and FERC Order 888. Key concerns in their decision-making processes include:

   - Stranded cost recovery - uneconomical assets are an issue for utilities moving from asset-based returns to efficiency/cost-based returns. State regulators are faced with developing the appropriate mechanisms for managing stranded costs.

   - Social support and low-income programs - many states have had programs to make certain that electricity was available to low-income households. State regulators must decide how these programs will be handled in the future.

   - Environmental regulations - state level environmental regulations, which put a higher compliance burden on utilities, may drive costs higher for certain generating capacity, thereby decreasing the ability to compete.

   - Choice - state regulators must decide if retail customers will be allowed the same choice as the wholesale purchasers.

                     OVERVIEW OF ZEIGLER'S BUSINESS MARKETS

COAL MARKET

     The United States coal industry is highly competitive, with numerous producers in all coal producing regions. A trend towards industry consolidation is expected to continue as large companies seek economies of scale and larger market shares. Environmental legislation is the other major factor currently driving changes in the structure of the coal industry.

     According to statistics compiled by the federal government, the number of operating mines has declined approximately 49% over the last ten years even though production has increased approximately 17%. During this same period, work practice and technological improvements, as well as the rapid expansion of surface mining in Wyoming, have allowed production per man day to increase by approximately 96%, while industry employment declined approximately 47%. These productivity gains and resulting overcapacity in most segments of the industry have contributed to the relative stability of coal prices in recent years at levels lower than in the 1970s and early 1980s.

     Clean air concerns and legislation have increased consumption of low-sulfur products mined in Appalachia and the western U.S., and this trend is expected to continue. According to industry estimates, the top 10 producers accounted for approximately 51% of the total production in 1995, and the largest producer had approximately 14% of the total United States market based on tons sold.

     Consumption

     Most of the coal consumed in the U.S. is used to generate electricity, with electric utilities consuming more than 80% of total coal output. Coal fuels approximately 500 of the nation's 3,000 electric utility power plants, with larger facilities consuming more than 20,000 tons of coal daily. The other major coal consumers are the steel, chemical, food processing, stone, clay, glass, and paper industries. Over 90% of all coal output is consumed domestically - the rest is exported. The following table presents five year
U.S. coal consumption by market segment (U.S. coal industry data set forth above and in the following table are derived from industry trade sources):

                           Five Year Coal Consumption
                             (In millions of tons)


                                    1996*   1995   1994   1993  1992
                                   -----   -----  -----  -----  ----
Domestic:
 Electric Utilities ..............   863     829    827    814   780
 Metallurgical ...................    31      33     32     32    32
 Industrial ......................    77      79     81     82    80
Export ...........................    85      81     71     75   103
TOTAL ............................ 1,056   1,022  1,011  1,003   995


* Preliminary figure.

     Coal currently generates approximately 56% of the electricity produced in the U.S. One major alternative to the use of coal is nuclear power, which currently generates about 22% of all electricity. This percentage is expected to decrease in the future based on the belief that, due to the high costs of nuclear plants, no new nuclear plants will be built and existing ones will be retired. Natural gas primarily fueled about 8% of electricity in 1996, and is expected to fuel an increasing share of electricity in the future. Despite projected growth of natural gas usage, growth in the use of natural gas is not necessarily expected to diminish coal's presence in the electricity market. The majority of any additional natural gas-fueled power that may be generated is expected to be used for peak periods, which should not significantly affect the base level of coal that is needed for energy production. Oil, hydro, and geothermal plants combined produce about 14% of all electricity and are expected to maintain the same level. Currently, these sources do not pose a major threat to the coal industry as they are much more expensive.

     Impact of utility deregulation

     Electric utility deregulation is expected to create more opportunities for coal sales in view of coal's cost advantage when compared with other fuels. However, deregulation may also cause electric utilities to be more aggressive in negotiating with coal suppliers. In recent years there has been excess coal production capacity in the U.S. due to increased development of large surface mining operations in the western U.S., more efficient mining equipment and techniques, and reduced consumption of higher-sulfur coal. Competition resulting from excess capacity encourages producers to reduce prices and to pass through to customers productivity gains achieved at the mines.

     Regulation

     The coal mining industry is subject to regulation by federal, state, and local authorities on matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects of mining on groundwater quality and availability. In addition, the utility industry is subject to extensive regulations regarding the environmental impact of its power generation activities which could affect demand for coal. The following summarizes the more significant regulations impacting the industry.

   Clean Air Act Amendments of 1990 - One of the largest challenges the industry has faced is the implementation of the Clean Air Act Amendments of 1990 (the "Amendments"). Phase I was enacted in 1995 calling for a reduction in SO(2) emissions to 2.5 pounds per mmBTU multiplied by each plant's annual average fuel consumption between 1985 and 1987. Phase II requires further reduction of SO(2) emissions to 1.2 pounds per mmBTU. The Amendments will require coal users to either purchase lower-sulfur products, invest in scrubbers, or purchase emission allowances in order to comply.
   The enactment of these standards will cause an increase in demand for "compliance" coal (coal that emits less than 1.2 pounds of SO2 per mmBTU) with a corresponding decrease in demand for higher-sulfur coal. Coal producers have reacted to this trend by shifting their investments away from the high-sulfur regions in the Midwest towards the lower-sulfur regions such as Appalachia and the Powder River Basin. The majority of companies have been using a combination of lower-sulfur coal and emission allowances to meet the requirements of Phase I of the Amendments, since the installation of scrubbers is both expensive and time consuming. So far, it has generally not been necessary for utilities to drastically change their operations to meet the requirements of Phase I. It is difficult to predict how utilities will meet the challenges of the Phase II requirements, and the resulting effect on coal demand.

   The Amendments also require existing major sources of nitrogen oxides in moderate or higher ozone non-attainment areas to install reasonably available control technology ("RACT") for nitrogen oxides, which are precursors of ozone. The area from northern Virginia through Maine has been designated as an ozone transport region ("OTR"). Installation of RACT was required by May 1995 for major sources throughout the OTR and other areas designated as being in a moderate or higher state of non-attainment of national ambient air standards for ozone. Such sources generally include coal-fired power plants. A regional commission established for the OTR, the Ozone Transport Commission ("OTC"), has been formed to make recommendations to the EPA for additional control measures. Both installation of RACT and any control measures beyond RACT that the OTC, other states, and the EPA may require could make it more costly to operate coal-fired power plants and, depending on the requirements of individual state attainment plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of power plants in the future.

   Comprehensive Environmental Response, Compensation and Liability Act - The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws affect coal mining operations by imposing clean-up requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA, joint and several liability may be imposed on waste generators, site owners and operators and others regardless of fault or the legality of the original disposal activity. Waste substances generated by coal mining and processing are generally not regarded as hazardous substances for purposes of CERCLA.

   Clean Water Act - The federal Clean Water Act imposes restrictions on effluent discharge into waters. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of permits governing the discharge of pollutants into waters.

   Resource Conservation Recovery Act - The federal Resource Conservation Recovery Act ("RCRA") imposes requirements for the treatment, storage and disposal of hazardous wastes. Although many mining wastes are excluded from the regulatory definition of hazardous waste, and coal mining operations covered by SMCRA (defined below) permits are exempted from regulation under RCRA by statute, the EPA is studying the possibility of expanding regulation of mining wastes under RCRA.

   Surface Mining Control and Reclamation Act - The federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA") establishes mining and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA and similar state statutes, among other things, require that mined property be restored in accordance with specified standards pursuant to an approved reclamation plan. In addition, the Abandoned Mine Lands Act ("AML"), which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is 35 cents per ton on surface-mined coal and 15 cents per ton on underground-mined coal.

   SMCRA also requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. For example, SMCRA requires coal companies to restore a surface mine to approximate original contour as contemporaneously as practicable with surface coal mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Permits for surface mining operations must be obtained from the federal Office of Surface Mining Reclamation and Enforcement or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority.

   Under SMCRA, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators can be imputed to other companies which are deemed, according to the regulations, to have "owned" or "controlled" the contract mine operator. Sanctions against the "owner" or "controller" are quite severe and can include being blocked from receiving new permits and revocation of any permits that have been issued since the time of the violations or, in the case of civil penalties and reclamation fees, since the time such amounts became due.

   Mine Health and Safety Acts - Stringent safety and health standards have been imposed by federal legislation since 1969 when the federal Coal Mine Health and Safety Act of 1969 (the "1969 Act") was adopted. The 1969 Act resulted in increased operating costs and reduced productivity. The Federal Mine Safety and Health Act of 1977 (the "1977 Act") significantly expanded the enforcement of health and safety standards. The 1977 Act imposes safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Mine Safety and Health Administration ("MSHA") monitors compliance with these federal laws and regulations. In addition, as part of the 1969 Act and the 1977 Act, the Black Lung Benefits Act of 1969 and Black Lung Benefits Reform Act of 1977 require payments of benefits by all businesses conducting current mining operations to coal miners with pneumoconiosis (black lung) as described below.

   Federal Coal Leasing Amendments Act - Mining operations on federal lands in the West are also affected by regulations of the U.S. Department of the Interior. The Federal Coal Leasing Amendments Act of 1976 (the "1976 Act") amended the Mineral Lands Leasing Act of 1920 which authorized the leasing of federal lands for coal mining. The 1976 Act increased the royalties payable to the United States Government for federal coal leases and required diligent development and continuous operations of leased reserves within a specified period of time.

   Black Lung Benefits - In order to compensate miners who were last employed as miners prior to 1970, the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended by the Black Lung Benefits Revenue Act of 1981 and the Black Lung Benefits Amendments of 1981 (the "1981 Acts"), levied a tax on production of $1.10 per ton for deep-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the sales price. In addition, the 1981 Acts provide that certain claims for which coal operators had previously been responsible will be obligations of the government trust funded by the tax. The Revenue Act of 1987 extended the termination date of the tax from January 1, 1996 to the earlier of January 1, 2014, or the date on which the government trust becomes solvent. Most companies have set aside reserves for workers last employed as miners after 1969.


TECHNOLOGY MARKET

     Under the Clean Air Act, utilities have strong incentives to use very low-sulfur coal products in the generating process. Deregulation is expected to accelerate the search for low-sulfur, high-heating value energy sources because deregulation is expected to drive utilities to seek means of reducing costs, either through greater operating efficiency or reduced expenses, or potential gains through the exchange of credits under the Clean Air Act. Within this marketplace, Zeigler believes it has a promising position due to its investment in the development of the Liquids From Coal ("LFC") Process. The LFC technology, which is still in the development stage, is owned and licensed by the TEK-KOL Partnership ("TEK-KOL"), a partnership between a Zeigler subsidiary and SGI International, the original developer of the LFC process.

     The LFC process converts one ton of feedstock coal into approximately one-half ton of solid product called Processed Derived Fuel ("PDF"), and approximately one-half barrel of liquid called Coal Derived Liquid ("CDL"). PDF is not, technically speaking, coal. It is a coal product with some significant advantages over its parent coal. PDF offers possible solutions to utilities facing clean air challenges by taking the already-low-sulfur coal from the Powder River Basin and further reducing the sulfur dioxide. Power plant testing of PDF has demonstrated several environmental benefits that indicate it is superior to its feedstock-coal, including:

   -    Reducing sulfur dioxide an additional 25% to 30%.

   - Reducing by 20% to 30% the physical amount of coal product needed to be burned to produce an equivalent amount of electricity.

   - Reducing emissions of nitrous oxides (NO(x)) by 20% or more at certain power plants when compared to coals typically burned at these plants.

   - Improving combustion efficiency by as much as 5% over feedstock coals.

     PDF also offers potential solutions to utilities reluctant to invest significant expansion capital in the face of deregulation. For utilities already using low-sulfur coal, PDF offers higher heating value. PDF enables utilities economically to maintain the capacity of their generating stations, which is not generally possible with low-rank coals. Initial estimates by SGI International, the original developer of the LFC process, indicate that the potential market for PDF may be between 60 million and 100 million tons annually in the United States. The global market potential for PDF, although not quantifiable, should increase as high-quality coal deposits become depleted. Abundant low-cost, low-rank deposits will require beneficiation to fill the gap left by depleting reserves of higher-quality coals. PDF may also have potential for certain steelmaking and other metallurgical applications, and those possibilities are currently being explored.

     CDL is a low-sulfur hydrocarbon liquid that can be processed into a number of products, ranging from chemical feedstocks to transportation fuels. These products are generally grouped in four categories:

   - Crude cresylic acid - a chemical feedstock in relatively short supply in the United States because of reduced production of coal liquids from refineries.

   - Petroleum refinery feedstock - a usable catalytic cracker feedstock that can be used to produce diesel and other transportation-grade fuels.

   -    Oxygenated middle distillate - a byproduct that can be sold as a fuel.

   - Pitch - a product used in a number of metallurgic production processes such as aluminum smelting.


     The LFC process, applied to low-rank coal, competes with several other thermal processes. Thermal processes consist of drying, forming or coating. Unlike the LFC process, which produces solid and liquid co-products, all competing processes produce only an upgraded solid product. Competing processes include:

   -    K-Fuels Process

   -    Puron Process

   -    Carbontec Process

   -    Western Energy's Synfuels Process

     See "Zeigler Overview - Technology Segment" for a description of the status of the Company's efforts to commercialize the LFC process.

POWER MARKET

     The power links of the economic value chain for electricity include generation, transmission, distribution, and marketing. Five years ago, these services were primarily embedded within the traditional electric utility structure in a largely static environment, with the typical utility company having:


-    Generating assets - fueled by coal for more than half of its power.

- Transmission systems - taking electricity from generating facilities to distribution areas.

- Distribution systems - local systems that enable delivery, measurement and other services for end users.

- Marketing systems - usually modest and targeted toward the largest commercial and industrial users.

-    Regional monopolies - geographically exclusive territories.

- Access to the grid system - an interconnected web of transmission lines to ensure peak national power reliability.

     Within this framework, a utility generated most of its own electricity, sold it over its own transmission and distribution networks, and set rates, with the oversight of regulatory organizations, to ensure a specific return on its assets. Predominantly publicly owned, utilities' primary means of improving returns to investors came through investment in assets to increase the base on which the specific return, set by regulatory policy, would be calculated.

     These dynamics have resulted in geographic neighbors sometimes paying dramatically different prices for electricity. The industry has also developed unused capacity, presenting opportunities for low-cost and aggressive producers and higher risk for those saddled with now-uncompetitive costs.

     Adding to the variables within utility deregulation is the unbundling of power generation, transmission, distribution, and marketing. While the physical assets of transmission and distribution are expected to remain partly regulated under the management of independent system operators, the use of those assets will become subject to competition. Power marketers will be able to transmit electricity from one area of the country to another and deliver electricity to the end user through competitors' wires, just as the breakup of the long-distance telephone monopoly in the 1980s kept physical delivery assets in place while allowing access for competing companies.

     Ownership of generating capacity, managed for efficient, cost effective production of electricity, is already undergoing change. Consolidation is increasing, allowing companies to leverage their management, operating, and engineering staffs across a larger base of sales. Low-cost capacity, often coal-fired, is in increasing demand. Power marketers are now brokering and trading electricity. In the future, customers are expected to be able to decide, as they do today with long-distance phone carriers, their preferred source of electricity.

     The utility industry currently is highly fragmented with no single company producing more than 6% of the U.S. total in 1996. There are regulated electric utilities such as shareholder-owned companies, and there are non-regulated utilities, such as rural electric cooperatives, and government-owned utilities. Government-owned utilities include municipal systems, public power districts, state projects, and federal agencies.

     In the past few years, laws designed to promote competition in wholesale electricity markets have led to the creation of many non-regulated suppliers. These include PURPA-qualifying facilities, exempt wholesale generators, or EWGs, and power marketers. Power provided by non-utility generators has increased by more than 115 percent in the past five years and the number of EWGs and power marketers is growing rapidly. Many of these new power producers are not bound by the same regulations imposed on shareholder-owned utilities. The total number of each supplier (as of March
1997) is shown below.


         Non-utility generators (excluding EWGs)                  4,190
         Municipal systems                                        1,818
         Rural electric cooperatives                                922
         Power marketers                                            277
         Shareholder-owned companies                                223
         Domestic exempt wholesale generators (EWGs)                143
         Public power districts                                      75
         State projects                                              68
         Federal agencies                                            37

     (Source: Edison Electric Institute - March 1997)


     In addition to existing capacity and plans for additional generating capacity, electric utilities have engaged in other activities to meet future load requirements. These activities include rerating, repowering, or life extension of existing units, purchases from non-utility power producers, and demand-side management ("DSM") programs. The objective of DSM programs is to reduce electricity use by implementing conservation and load management, thereby providing resources that postpone the need for construction of new power plants by modifying the growth in demand and energy use. Data collected by the Energy Information Administration indicate that the number and scope of DSM programs in the United States are increasing.

     Non-utilities are expected to supply a significant portion of the generating capacity needed to meet energy requirements of electric utilities. The contribution of non-utility capacity to total electricity supply has increased significantly over the past several years and is expected to continue to increase. Competitive bidding requirements by public utility commissions and wholesale deregulation allow non-utilities to compete with electric utilities for new capacity construction. This is expected to result in an increasing share of non-utility capacity in the electric power supply.

     The greatest sales growth in the wholesale market has occurred in the
power marketing sector.   After Congress enacted EPAct and expanded exemptions
from cost-based regulation to a broader class of non-utility sources of electricity, sales by power marketers soared. Power marketers act as independent middlemen that buy and sell wholesale electricity at market prices. Although power marketers traditionally do not own electrical generation, transmission or distribution assets, they are in some instances affiliated with large corporations that own such assets and have vast experience competing in the energy market. Some of the marketers are integrated gas companies, subsidiaries of electric utilities, independent power developers, or commodities traders. As of January 1997, FERC has approved 277 power marketing entities. Of these, 10 accounted for approximately 75% of the electricity delivered by power marketing entities in 1996.


                                                         Sales           Purchases
      Rank                Company                     (in MWh)            (in MWh)
      ----          ----------------------          ----------          ----------
         1          Enron                           59,723,290          58,036,093
         2          Duke/Louis Dreyfus              28,303,534          28,314,827
         3          LG&E                            17,075,223          14,229,717
         4          Elec. Clearinghouse             14,627,509          14,901,991
         5          Citizens Lehman & Subs          12,134,565          13,850,434
         6          Vitol                           10,005,546          10,150,413
         7          Koch                             9,963,860           9,982,831
         8          Aquila                           6,726,504           6,725,936
         9          CNG                              4,880,360           4,827,187
        10          Panenergy                        4,239,391           4,288,420



(Source: Power Markets Week - March 3, 1997)

   At the end of 1996, the utility industry faced the following:

   - The U.S. has experienced radical growth in sales from power marketers since 1995, doubling each quarter and accounting for 10% of all wholesale transactions. At the same time, affiliates of utilities only account for 8% of all power market sales.

   - An increasing number of states, including Illinois, Massachusetts, Michigan, New Hampshire and New York, have begun pilot programs that provide choice to retail customers.

   - Many of the nation's utilities have posted tariffs with FERC for the distribution of electricity through the power grid in their region.

   - The Schaeffer Bill, pending in Congress, mandates competition at the retail level by the year 2000. In this bill and other legislation being reviewed, the federal government seeks to enforce retail deregulation if the states fail to take action.


ENVIRONMENTAL AND ENGINEERING, ASSET MANAGEMENT AND RELATED BUSINESSES

     There exists a vast variety of businesses that support the economic value chain for electricity, including transportation of coal, and the use, recovery, and development of land resources related to coal properties. Because of the diversity of the business opportunities, the potential for competition from innumerable firms with a variety of different levels of resources (some with substantially greater resources than Zeigler), and varying degrees of exposure to changes in the utility market, it is impossible to assess the potential impact of deregulation on these business markets or identify the specific competitive trends that might impact Zeigler's ability to establish a significant presence in any narrow segment of the market.


INTERNATIONAL

     Coal continues to be a popular, inexpensive fuel source globally, mined in more than 50 countries and powering approximately 40% of all electricity worldwide. While power tends to grow at a 2% to 4% rate domestically, electrical demand in certain European and Asian countries is growing at 7% to 10% annually. Deregulation of the domestic utility industry should accelerate the current trend of greater participation in the international power industry by unregulated subsidiaries of domestic utilities.

Zeigler has strong relationships with many of these utilities and intends to use its strategy of customer alliances to participate in integrated international power projects where all of the partners bring expertise and added value.


                                ZEIGLER OVERVIEW


HISTORY

     Zeigler's mining history dates back to the early 1900s, making its coal operations among the oldest in the nation. In January 1985, the Company purchased Zeigler Coal Company from Houston Natural Gas Corporation. At that time, Zeigler Coal Company's mines and principal reserves were located in southern and central Illinois. In July 1990, the Company acquired all of the common stock of Old Ben Coal Company from BP America Inc. At the time of the acquisition, Old Ben Coal Company had mines and reserves in Illinois, Indiana and West Virginia. In November 1992, Zeigler Coal Company was merged into Old Ben Coal Company. Also in November 1992, the Company acquired all of the stock of Shell Mining Company. At the time of the acquisition, Shell Mining Company controlled mines and reserves in 10 states, two transloading terminals located on the East Coast, ENCOAL Corporation, and other coal-related assets.

     In 1996, the Company established several new subsidiaries to conduct business activities related to the economic value chain for electricity. EnerZ Corporation, the Company's new energy trading and marketing subsidiary, received approval from the FERC in the fourth quarter of 1996 for status as a wholesale power marketer, and initiated trading activities. Another new subsidiary, Zenergy, Inc., owns (along with NRG Energy, Inc. and an affiliate of Southern Energy, Inc.) a 30% interest in Louisiana Generating LLC, which has made an offer to purchase out of bankruptcy the non-nuclear assets of Cajun Electric Power Cooperative, Inc. of Baton Rouge, Louisiana. NuCoal, LLC was established and signed a contract with Mitsubishi International Corporation for construction of a full-scale LFC plant in the Powder River Basin. Another new subsidiary, Zeigler International, Inc., was formed to pursue international development opportunities.


OPERATING STRUCTURE AND BUSINESS SEGMENT STRATEGIES

     The Company's operations can be segregated into six primary segments:


     -    Coal

     -    Technology

     -    Power

     -    Environmental and Engineering

     -    Asset Management

     -    International

     Coal Segment

     Strategy

     In 1996, Zeigler largely concluded its transition to a predominately low-sulfur coal producer as new operations were developed or acquired and high-sulfur mines were closed, unless contracts for their production were in place. In 1997, the company expects that Phase I or Phase II compliance coal will make up approximately 80% of the tonnage produced.

     Within the context of a deregulating electric utility industry, growth of Zeigler's coal mining operations will be driven by a three part strategy that emphasizes (1) customer relationships and operating flexibility, with a focus on enhancing contract value, (2) improving productivity, and (3) strategic investments and acquisitions.

     In addition to devoting substantial resources to relationships with utilities under contract with Zeigler, the Company has been proactive in seeking to restructure contracts in an effort to enhance contract value for Zeigler and help customers position their coal supply needs. The Company's coal groups seek to be among the lowest-cost producers in each region in which they operate while providing a broad range of coal qualities and transportation alternatives to their customers. In response to increasing demand from electric utilities for lower-sulfur coal, Zeigler has focused its marketing efforts on the sale of its low-sulfur coal, while continuing to market its higher-sulfur coal to electric utilities that can continue to burn such coal in compliance with the Clean Air Act Amendments.

     Strategic reserve development and acquisitions provide the third growth strategy in the Company's coal units. The coal segment seeks to grow by acquiring operating coal mines, undeveloped coal properties and related facilities with a particular focus on those that would expand its compliance and low-sulfur coal reserve base. The Company will also consider the acquisition of high-sulfur coal reserves that are committed to be sold under long-term contracts. The Company's properties enable it to offer a broad range of coal qualities, mine locations, and transportation alternatives. In addition to increasing sales, Zeigler seeks to achieve significant operating benefits through acquisitions, including elimination of redundant services, increased purchasing efficiencies, and enhanced marketing opportunities.

     The Company views each of its mining complexes as a separate resource, with distinct coal qualities, reserve lives, transportation alternatives, and production and cost characteristics. While spot market sales may justify continued operations of a particular mine, the Company generally seeks long-term coal supply contracts for each mine's output. Due to the Clean Air Act Amendments, the Company expects to expand the sale of its low-sulfur coal resources and to focus its higher-sulfur coal sales effort on those utilities which have installed scrubbers or have other capabilities to meet their compliance objectives with such coal. The Company intends to develop its reserves and open mines as satisfactory long-term commitments for the coal are obtained.

     Coal Operations

     The Company's primary coal operations include the following:

     Bluegrass Coal Development Company - Bluegrass includes Evergreen Mining Company in West Virginia, Pike County Coal Corporation in Kentucky, R. & F. Coal Company in Ohio, and Turris Coal Company in Illinois.

     Mountaineer Coal Development Company - Mountaineer consists of Marrowbone Development Company in West Virginia and Wolf Creek Collieries Company (idled) in Kentucky.

     Old Ben Coal Company - Old Ben includes the Old Ben Spartan Mine and Old Ben Mine #11 in Illinois.

     Triton Coal Company - Triton includes the Buckskin Mine and the North Rochelle Mine (under development) in Wyoming.

     Franklin Coal Sales Company - Franklin is responsible for providing sales and marketing services to all of the Zeigler companies. Sales activities are organized for the different coal groups, with a sales team responsible for all accounts within each group. The sales teams are responsible for submitting bids, negotiating sales terms and conditions, and for providing other services as customers require. Franklin provides a limited range of services to other Zeigler companies, including coal purchasing for blending and market research. Franklin forecasts future demand for various coal types and works with employees of the operating companies to determine the optimal production of coal. Franklin also assists in the negotiation and maintenance of coal sales contracts, helps customers in securing transportation agreements, and monitors compliance with contract terms and delivery schedules.

     Competition and Pricing

     Zeigler competes with other large producers and hundreds of small producers in the U.S. and abroad. The principal customers for Zeigler coal production are electric utilities, with coal qualities, price, location, transportation costs, and reliability being the most important factors upon which the Company competes with other coal producers. Most of Zeigler's production is sold under long-term coal supply contracts which are the result of competitive bidding and extensive negotiations.

     The markets in which Zeigler sells its coal are affected by numerous factors beyond Zeigler's control. Continued demand for Zeigler's coal and the prices that Zeigler will be able to obtain will depend primarily on coal consumption patterns of the domestic electric utility industry which in turn are affected by the demand for electricity, environmental and other governmental regulations and orders, technological developments, and the availability and price of competing coal and alternative fuel supply sources such as natural gas or oil.

     Transportation is an important factor in coal marketing because a significant portion of a customer's delivered cost of coal is attributable to transportation. Generally, transportation costs from the mine to the place of use (e.g., the customer's power plant) are incurred directly by the customer. The availability and cost of transportation affects the marketability of coal.

     In 1996, approximately 89% of Zeigler's sales tonnage left the mine site by rail with the balance by truck. Transportation by inland waterway barges, at a lower cost than by railroad, is available to many of Zeigler's mines in the Midwest and West Virginia, and approximately 27% of the Company's coal shipments are moved by barge at some point during shipping. Most of the Company's mines are served by a single railroad, although some mines are served by multiple railroads. The Staggers Rail Act of 1980 limited the Interstate Commerce Commission's regulation of the railroad industry and increased the freedom of railroads to set their own rates and enter into transportation contracts. The practices of and rates set by the railroad servicing a mine may affect, either adversely or favorably, Zeigler's marketing efforts with respect to coal produced from that mine.

     North Rochelle Development

     The Company announced in February 1996, the full-scale development of Triton Coal Company's North Rochelle mine in the southern Powder River Basin. Since that time, Triton has purchased and is moving dragline overburden removal equipment, has completed production of diligence tonnage, has progressed with permitting, and has begun engineering and construction work on the mine. Triton continues to talk with potential customers to evaluate and analyze the market in an effort to time North Rochelle's production to best meet a firming market and peak customer demand for this coal. At this time, Triton estimates full production at North Rochelle to begin in mid-to-late 1998. The estimated total cost to develop North Rochelle is approximately $95.0 million.

     Long-term Coal Supply Contracts

     Zeigler's subsidiaries have entered into various long-term coal supply contracts with its electric utility customers. Customers enter into long-term contracts for coal principally to secure a reliable source of supply at a predictable price. Zeigler enters into such contracts to provide the stable sources of revenues required to support the large expenditures needed to open, expand or maintain a mine to service the contract. The Company's major long-term contracts have remaining terms ranging from one to 20 years. The loss of one or more of its long-term contracts could have a material adverse effect on Zeigler's operations and business. The following table sets forth information regarding the Company's long-term coal supply contracts which, at December 31, 1996, had remaining terms of one or more years.

                                                                                                   Actual
                                                                               Expiration            1996
                                                                                Date of            Tonnage
                                                                              Contract (1)      (In millions)
                                                                            ----------------    -------------
Western Fuels Association, Inc. - Cajun Electric Power
  Cooperative, Inc. .................................................           2016 (2)                5.0
Carolina Power & Light Company - Marrowbone .........................           2006                    2.4
Western Farmers Electric Cooperative ................................           2011 (3)                1.8
Western Fuels Association, Inc. - Basin Electric Power Cooperative ..           2000                    1.5
Georgia Power Company - Marrowbone ..................................           2008                    1.5
Carolina Power & Light Company ......................................           2004                    1.5
Columbus Southern Power Company .....................................           1999                    1.3
Springfield City Water, Light & Power ...............................           2011                    1.1
Tampa Electric Company ..............................................           2004                    1.1
Georgia Power Company - Pike County .................................           2010                    1.0
Muscatine Power & Water .............................................           1998                    0.6
Duke Power Company ..................................................           2003                    0.5
South Carolina Public Service Authority .............................           2000                    0.5
Northern Indiana Public Service .....................................           1998                    0.5
Shell Coal International Limited ....................................           2002                    0.4
Ohio Edison Company - Evergreen/Marrowbone ..........................           2000                    0.4
AE Staley ...........................................................           1998                    0.3
Cardinal Operating Co. - Evergreen ..................................           2006                    0.3
Electric Fuels Corporation ..........................................           2002                    0.3
Costain - Pike County ...............................................           2001 (4)                  -
Carolina Power & Light Company ......................................           2004 (5)                  -
ADM - CCP ...........................................................           1998 (6)                  -
Anker Energy - Evergreen ............................................           1999 (7)                  -
Oklahoma Gas and Electric Company ...................................           2011 (8)                  -


(1) Reflects stated term of contract and does not assume the exercise by the Company of unilateral options to extend. The contract reopeners and other provisions of certain contracts may make the specified term of a long-term contract less meaningful.

(2) Earliest estimated expiration date. Actual date will vary with life of the units used by the customer. See Item 8., "Financial Statements and Supplementary Data," Note 16, below.

(3) The contract contains a 15 year first-right-of-refusal extension provision in favor of Triton. In an effort to assist its customer in meeting its Phase II (Clean Air Act) requirements, Zeigler converted the extension provision into a firm contract for North Rochelle coal, contingent on opening the North Rochelle mine. The contract provides the flexibility for deliveries from Buckskin, under certain circumstances, if North Rochelle is not yet in commercial production by 1999. The Company estimates that full production at North Rochelle will begin in mid-to-late 1998.

(4) Contract commences in June 1997 at .75 million tons for the first two years and .5 million for the remaining three years on the contract.

(5)  Contract commences on April 1, 1997 for .5 million tons per year.

(6)  Contract commences January 1, 1997 for .3 million tons per year.

(7)  Contract commenced in March 1997 for .2 million tons per year.

(8)  Shipments will commence upon the opening of the North Rochelle mine for
     1.0 million tons per year for the first two years and 4.0 million tons per year thereafter until 2011.

     The terms of long-term coal supply contracts are the result of both bidding procedures and extensive negotiations with the customer. As a result, the terms of such contracts vary significantly in many respects, including price adjustment features, price reopener terms, coal qualities, quantity, flexibility and adjustments, Zeigler's ability to provide coal from various sources, environmental restraints, force majeure provisions, termination provisions, extension options and assignability.

     Virtually all of Zeigler's long-term coal supply contracts are subject to price adjustment provisions which permit an increase or decrease periodically in the contract price to reflect changes in specified price indices or items such as taxes or royalties. Such provisions, however, may not assure that the contract price will reflect changes in production or other costs. In fact, the contracts allocate the benefits and risks of productivity changes to the seller.

     A majority of Zeigler's long-term coal supply contracts contain price reopener provisions under which the contract price can be periodically adjusted upward or downward based on changes in the market price of coal since the contract was executed or the last application of a price reopener provision. The price reopener provision may specify an index or other market pricing mechanism on which a new contract price is to be based. Frequently, bid solicitations are sent by the customer to other suppliers to use in establishing a new price or for the purpose of establishing a first-right-of-refusal. In some cases, the parties may seek an arbitration or other dispute resolution mechanism after termination if the parties do not agree. In other cases, the contract may provide for termination. Some price reopener provisions contain limitations on the amount of price change that can result from application of the provision.

     The contract prices under long-term coal supply agreements frequently vary from the price at which a customer could acquire and take delivery of coal of similar quality in the spot market. The delivered cost to the customer in the spot market will depend on the quality of the available coal, the competitive climate in the market from which deliveries can economically be made, the availability and cost of transportation to the customer's facility and other factors. All such factors vary from time to time.

     Some of these contracts contain hardship or gross inequities clauses. From time to time, customers have asserted the right to use these clauses as price reopener clauses in an attempt to reduce the prices under long-term contracts. The Company has rejected these assertions, but there can be no assurance that customers will not assert such clauses in the future in an attempt to obtain favorable price concessions. In most cases, market conditions do not constitute gross inequities or hardship.

     Zeigler's long-term coal supply contracts specify qualities for the coal to be delivered relating to the coal's BTU and burn characteristics, sulfur and moisture content, grindability, and other factors. Generally, the coal quality specifications are based on the reserves from which the coal is intended to be mined, and the contract may specify the reserves from which the coal is to be mined.

     Zeigler's long-term coal supply contracts contain force majeure provisions allowing suspension of performance by Zeigler or the customer to the extent necessary during the duration of certain events beyond the control of the affected party, including labor disputes, natural disasters, casualties, government impositions, transportation disruptions, and similar events.
Certain contracts may terminate upon continuation of an event of force majeure for an extended period of time (generally six months or more). Deficiencies in deliveries of coal which are caused by force majeure may or may not be made up, depending upon the specific language of the contract or needs of the parties.

     From time to time during the term of the various long-term contracts, Zeigler is involved in disputes relating to, among other things, coal quality, pricing and quantity. While customer disputes, if unresolved, could result in termination or cancellation of the contract involved, Zeigler's experience has been that curative and/or dispute resolution measures decrease the likelihood of termination or cancellation. In addition, Zeigler's development of long-term business relationships with many of its customers has generally permitted it to resolve business disputes in a mutually acceptable manner. Nonetheless, Zeigler has from time to time been involved in arbitration and other legal proceedings regarding its long-term contracts and there can be no assurance that existing and future disputes can be resolved in a mutually satisfactory manner. The Company believes that in recent years the potential deregulation of electric utilities and reduced spot market prices for coal have caused some customers to become more aggressive in seeking to reduce, modify, or terminate their obligations under their long-term contracts.

     The operating profit margins realized by Zeigler under its long-term coal supply contracts depend on a variety of factors, vary from contract to contract, and will fluctuate during the contract term, depending on contract provisions, Zeigler's production cost, and other factors. Termination or suspension of deliveries under a high-priced contract could have an adverse effect on earnings and operating cash flow disproportionate to the percentage of production represented by the tonnage delivered under such contract.

     From time to time the Company discusses possible modifications to long-term contracts with its customers, with a view toward responding to concerns (including price and quality issues) raised by its customers while preserving or enhancing the value of the contract to the Company. In 1996, the Company worked closely with several significant customers to reduce contract risk, increase contract tonnage, and give Zeigler the flexibility to better operate its mines in a cost effective manner as well as help customers meet their own needs. Elements of a contract that can be renegotiated include sourcing and geographic flexibility, quality flexibility, increased volume, and
multi-tier pricing.   The Carolina Power & Light Company ("CP&L") contracts
described below were renegotiated in 1996 to accomplish one or more of those elements.

     The following discussion contains a brief description of three long-term contracts with CP&L and two long-term contracts with Georgia Power Company that accounted for more than 10% of Zeigler's consolidated 1996 revenues from coal sales. Each of these contracts calls for coal prices that exceed the current spot price for coal sold in their respective markets. The five contracts collectively accounted for approximately 32% of revenues from coal sales and more than 35% of the Company's operating income in 1996.

   Carolina Power & Light Company - CP&L has three long-term contracts to purchase coal from subsidiaries of the Company during 1997. One contract provides for 2.8 million tons annually from the Marrowbone mining complex through 2006. The contract price has fixed increases each year. The second agreement, which expires in December 2004, provides for the purchase of 1.5 million tons of coal annually with fixed increases each quarter. Currently, coal required to fulfill this contract is being sourced through outside suppliers. A third contract calls for 0.5 millions tons annually from Pike County or other CSX sources beginning in 1997 through 2004. This contract price is adjusted by a published index. During both 1996 and 1995, sales to CP&L under these contracts accounted for approximately 18% of Zeigler's consolidated revenues from coal sales.

   Georgia Power Company - Georgia Power Company has two long-term contracts with subsidiaries of the Company. One contract requires the purchase of 1.5 million tons annually from Marrowbone. This agreement expires in December 2008 with an option to extend for five years with the mutual consent of both parties. The price adjusts to reflect changes in industry labor costs, quarterly changes in indices, and any changes in governmental impositions resulting from new or amended laws, rules and regulations levied upon the production, preparation or sale of coal. The contract has a partial price reopener in July 1999 and every five years thereafter. Georgia Power also has a long-term contract, which expires in December 2010, to purchase 1.0 million tons annually from Pike County. The price adjusts to reflect changes in industry labor costs and quarterly indices and may be reopened every five years. The next reopener will be January 2001. During 1996 and 1995, sales to Georgia Power under these contracts and short-term arrangements accounted for approximately 14% and 13%, respectively, of Zeigler's consolidated revenues from coal sales.

   Strategic Developments and Acquisitions

     The development of reserves and strategic acquisitions are key to the achievement of the Company's performance objectives. In 1996, Zeigler largely concluded its transition to a predominately low-sulfur coal producer. The Company's high-sulfur operations, which comprised more than 90% of its sales at the beginning of 1992, will represent less than 20% of sales in 1997. This is particularly important, given the increasing restrictions on sulfur emissions imposed by the Clean Air Act Amendments of 1990.

     In February 1996, Zeigler announced full-scale development of Triton Coal Company's North Rochelle mine in the southern Powder River Basin. North Rochelle contains a 186 million ton reserve that is estimated to have an as-mined heating value of 8,800-8,900 BTU per pound and to emit, when burned, about .5 pounds of sulfur dioxide per million BTU. Diligence tonnage required to maintain the lease for North Rochelle was completed in the fourth quarter of 1996. The long-term mining plan provides for average production of 10 to 12
million tons a year, depending on market conditions.   At this time, Triton
estimates full production at North Rochelle to begin in mid-to-late 1998. The estimated total cost to develop North Rochelle is approximately $95.0 million.

     In the fourth quarter of 1996, Pike County Coal Corporation completed its acquisition of the Betsy Layne reserve in eastern Kentucky. The 17.5 million ton reserve is expected to begin production in the first half of 1997 and produce approximately 1.0 million tons of low-sulfur coal annually. More than 75% of Betsy Layne's production is already under contract for the first several years of operation.

     In addition, Evergreen Mining Company purchased Knight Ink, a 6.0 million ton surface reserve, in the fourth quarter of 1996. The addition of this reserve will expand Evergreen's mine life while improving quality and reducing costs.

     R. & F. Coal Company acquired the adjacent Adamsville reserve in the first quarter of 1996, and began production during the fourth quarter. This reserve offers a higher BTU content which will increase quality premiums, lower production costs due to the continued use of R. & F.'s dragline, and reduce transportation costs to a nearby customer.

     Coal Reserves and Other Properties

     The Company controls coal reserves in 10 states which contain substantial amounts of coal of varying qualities. Reserve estimates are prepared by the Company's engineers and geologists and reviewed periodically to reflect data received and developments affecting the reserves. Accordingly, reserve estimates will change from time to time reflecting mining activities, analysis of new engineering and geological data, changes in reserve holdings, modification of mining plans, or mining methods and other factors.

     The following table summarizes the Company's coal reserves as of December 31, 1996. Information in the table, including the classification of reserves as "Economic," is based on estimates by Company personnel. As used in the table, the following terms are defined as follows: "Assigned reserves" refers to reserves legally recoverable generally through existing facilities using current mining technology; "Economic" means that the reserve is recoverable using current mining technology at costs estimated to be similar to those incurred by currently operating mines producing similar quality coal; "Unassigned reserves" refers to reserves legally recoverable using current mining technology but which would require substantial capital investment for facilities to enable recovery of the coal. In addition to the reserves reflected in the table, the Company owns or holds through leases approximately
1.0 billion tons of coal deposits which are minable using current mining technology but the costs of mining such coal may cause recovery to not be commercially viable under current economic conditions or require further investigation and evaluation to determine whether recovery is commercially viable.

                                         Underground     Reserves      Measured       Indicated
                                          (UG) or       (tons in       (tons in        (tons in      Sulfur
     Mine                                Surface (S)    millions)    millions)(1)     millions)(2)   (%)(3)    Btu/lb.
     ----                                -----------    ---------    ------------     ------------   ------    -------
ASSIGNED ECONOMIC RESERVES:
 Mountaineer Coal Development Co.
   Marrowbone                            UG&S               88.7           71.3           17.4        0.7       12,100
   Wolf Creek                            UG                 11.7            9.7            2.0        1.7       13,275

 Old Ben Coal Company
   Old Ben Spartan                       UG                  1.0            1.0            0.0        3.1       11,100
   Old Ben Mine #11                      UG                 20.2           20.2            0.0        2.3       11,100

 Bluegrass Coal Development Co.
   Evergreen                             S                  28.9           19.9            9.0        1.0       12,350
   Pike County                           UG&S               39.5           37.1            2.4        1.2       12,500
   R. & F.                               S                  30.8           30.8             .0        3.8       11,800
   Turris                                UG                 73.4           73.4             .0        3.0       10,400

 Triton Coal Company
   Buckskin                              S                 481.4          315.7          165.7        0.5        8,350
   North Rochelle                        S                 186.4          151.1           35.3        0.2        8,850
                                                         -------          -----          -----
     Total assigned economic reserves                      962.0          730.2          231.8
UNASSIGNED ECONOMIC RESERVES                               227.4          171.1           56.3
                                                         -------          -----          -----
TOTAL ECONOMIC RESERVES                                  1,189.4          901.3          288.1
                                                         =======          =====          =====


(1) "Measured" reserves are those with the highest degree of geologic assurance. Coal quantities are computed from bed thickness measurements in core holes, mine workings, and bed outcrops of prospect trenches. The measurement sites are so closely spaced that coal bed continuity, geometry
     and minability are well established.   Generally, coal that lies within
     1/4 mile of a reliable point of coal thickness measurement is considered in the measured class.

(2) "Indicated" reserves are those with a moderate degree of geologic assurance. The assurance, although lower than for proven reserves, is high enough to assume continuity between points of measurement. Coal that lies between 1/4 and 3/4 mile from a point of coal thickness measurement is considered in the indicated class.

(3) The percentage of sulfur content is not necessarily indicative of the suitability of the coal for consumption in compliance with applicable air quality laws. Such suitability is dependent upon a number of other factors, including other coal characteristics (such as BTU content), the emission control technology used or to be used at the power station, and specific emission limitations applicable to that station. Current estimates of coal reserves owned or leased by the Company that would be considered "compliance" (coal which, when burned, emits less than 1.2 pounds of sulfur dioxide per million BTU) coal are 0.8 billion tons. In addition, the Company estimates that it has 0.4 billion tons of reserves which, when burned, would emit less than 2.0 pounds of sulfur dioxide per million BTU.

     Of the total 1,189.4 million tons of economic reserves shown above, approximately 17.5% are owned by Zeigler or its subsidiaries, approximately 26.4% are leased from private parties, and approximately 56.1% are leased from the federal government. Of the remaining 1.0 billion tons of non-economically recoverable coal deposits, approximately 61.0% are owned by Zeigler or its subsidiaries, approximately 37.6% are leased from private parties, and approximately 1.4% are leased from state governments.

     The private leases generally have terms of between 10 and 20 years, although they generally allow Zeigler the right to renew the lease for a stated period or to maintain the lease in force until the exhaustion of minable and merchantable coal. These leases provide for royalties to be paid to the lessor either as a fixed amount per ton or as a percentage of the sales price. Many leases also require payment of a lease bonus or minimum royalties, payable either at the time of the execution of the lease or in periodic installments. In most cases, the minimum royalty payments are applied to reduce future production royalties. The loss of certain leases could adversely affect Zeigler's ability to develop the related mine.

     Zeigler holds four federal coal leases which are administered by the United States Department of the Interior pursuant to the Federal Coal Leasing Amendments Act of 1976. These leases cover the Company's principal reserves in Wyoming. Each of these leases continues for an indefinite term provided there is diligent development of the lease and continued operation of the related mine or mines. The Bureau of Land Management ("BLM") has asserted the right to adjust the terms and conditions of these leases, including rents and royalties, after the first 20 years of their life and at 10-year intervals thereafter. Annual rents under the Company's BLM leases are now generally $3 per acre. Production royalties on BLM leases are 12.5 percent of the gross proceeds of coal mined and sold.

     Consistent with industry practices, the Company conducts limited investigations of title to its coal properties prior to leasing. The title of the lessors or grantors and the boundaries of the Company's leased properties are not completely verified until such time as the Company prepares to mine such reserves. If defects in title or boundaries of undeveloped reserves arise in the future, the Company's control of and right to mine such reserves could be adversely affected.


     Technology Segment

     Zeigler's technology segment is charged with pursuing promising technologies that could shape the way the energy sector does business in the future. Federal clean air legislation is greatly increasing the demand for low-sulfur, low-NO(x) coal within the United States. Concurrently, emerging utility deregulation is increasing the demand for low-cost, high-BTU coal.

     The only significant current project in the Company's emerging Technology segment is ENCOAL Corporation ("ENCOAL") and the LFC process. ENCOAL is a wholly-owned subsidiary of the Company, and is using the proprietary LFC process to produce PDF and CDL from the low-sulfur sub-bituminous coal at Triton Coal Company's Buckskin mine. ENCOAL owns and operates a pilot plant at the Buckskin Mine which was constructed in cooperation with the Department of Energy ("DOE") as part of the Clean Coal Technology Program, a DOE program designed to develop new technologies for producing and using clean coal.

     The LFC process, which is still in the development stage, converts low-rank coals into a low-sulfur, low-NO(x), coal-like product called Process Derived Fuel, or PDF, and a low-sulfur hydrocarbon liquid called Coal Derived Liquid, or CDL. PDF is useable in utility boilers and has potential value in the steel industry which currently burns bituminous coal. CDL can be processed into a number of products, and the Company is exploring commercial applications for these products.

     The LFC process is owned by TEK-KOL. ENCOAL is responsible for commercial development of the LFC process, with TEK-KOL entitled to certain license payments from commercial use of this process. In 1995, ENCOAL resolved the most significant technical hurdle in the LFC process, setting the stage for ENCOAL to begin marketing efforts. In 1996, the Company greatly advanced its commercialization efforts and began permitting work for a full scale plant that would be located in the Powder River Basin.
In addition, TEK-KOL is in discussions with several entities regarding sale or license of the LFC technology both domestically and internationally.

     In late 1996, the Company's newly formed subsidiary - NuCoal, LLC signed contracts with Mitsubishi International Corporation for construction of a full-scale LFC plant in Wyoming. Completion of the facility is subject to certain conditions, including obtaining construction and permanent financing and all necessary permits. The Company continues exploring financing arrangements as well as discussing with potential equity partners and customers the sale of products from the proposed plant. The new agreements call for the engineering, procurement, and construction of a three module LFC processing facility capable of processing six million tons of coal feedstock per year.
The contract cost of the LFC plant will be approximately $460.0 million. As of the date of this Report on Form 10-K, the Company has not given Mitsubishi International Corporation notice to proceed with construction of the facility and there can be no assurances as to when, or whether, the commercial LFC plant will be built. Mitsubishi Heavy Industries, Ltd. and TEK-KOL have also for the past year been engaged in advanced feasibility studies regarding the prospective joint engineering and construction of commercial LFC plants, including this plant and potential projects in Indonesia and Russia.

     The LFC clean coal technology project is still in the development stage and is subject to a number of risks and uncertainties, including, without limitation, the unproved commercial viability of the LFC process, permitting and other regulatory uncertainties, the ability to obtain financing on acceptable terms, competition in the marketplace and uncertain demand for the output produced by the LFC process, engineering and construction risks, legal proceedings, and other conditions.


     Power Segment

     The Zeigler family of companies, whose coal powers over 50 billion kilowatt hours each year of power, is well positioned to recognize and take advantage of the many opportunities posed by utility deregulation. The Company's twin strategies of alignment with customers and growth along the electricity value chain are clearly evident through its activities in this segment, both in terms of equity participation and strategic alliances. In 1996, Zeigler made significant progress in power linkages through Zenergy, Inc. and EnerZ Corporation.

     Zenergy, Inc.

     In a deregulated environment, low-cost power producers have had little incentive to increase underutilized capacity and little opportunity to market that low-cost power outside their native territories. These barriers are today rapidly falling. Generators with inexpensive coal-fired capacity will look to use generating capacity at close to full capacity, generating low-cost incremental production, and selling it onto the grid. That will create opportunities for operators of low-cost facilities like the non-nuclear assets of Cajun Electric Power Cooperative, Inc. ("Cajun") in Baton Rouge, Louisiana.

     Cajun's non-nuclear assets include 1,463 megawatts of coal burning capacity and 220 megawatts of gas, along with related operating facilities such as a load control center. Cajun supplies about 80% of the power to the rural Louisiana markets and is currently operating at about 60% capacity. Cajun was forced into bankruptcy in 1994 after a dispute between federal and state regulators resulted in Cajun being unable to set its rates at a level that would satisfy federal and state regulatory requirements due to an investment Cajun had made in an expensive nuclear power facility.

     During 1996, the $1 billion-plus proposal by Louisiana Generating, LLC ("Generating") (the three members of which are Zenergy, Inc., a wholly owned subsidiary of the Company, NRG Energy, Inc., the non-regulated affiliate of Minneapolis-based Northern States Power Company, and Southern Energy-Cajun, Inc., a wholly-owned subsidiary of Southern Energy, Inc.) to purchase out of bankruptcy Cajun's non-nuclear assets (the "Cajun Assets") was named the lead proposal by Cajun's court-appointed bankruptcy trustee. The trustee filed a plan of reorganization that incorporated Generating's proposal, including a definitive purchase agreement (the "Purchase Agreement") containing bankruptcy court-approved buyer protection provisions.

     The consummation of Generating's acquisition of the Cajun Assets is subject to a number of conditions, including, without limitation, the entering of a final and non-appealable order by the United States Bankruptcy Court for the Middle District of Louisiana (the "Bankruptcy Court") confirming the trustee's plan of reorganization that incorporates the terms and conditions of the Purchase Agreement, the receipt of all regulatory approvals, and other conditions customary for transactions such as the acquisition of the Cajun Assets. Two other competing reorganization plans for Cajun have been filed with the Bankruptcy Court. Because of the uncertainty as to whether or when the Bankruptcy Court will confirm the trustee's plan of reorganization (especially in light of the competing reorganization plans and competitive bidding nature of the bankruptcy proceeding) and as to whether all of the conditions to consummating the acquisition of the Cajun Assets can be satisfied, there can be no assurance that Generating's acquisition of the Cajun Assets will be consummated upon the current terms and provisions of the Purchase Agreement or any other terms. The Bankruptcy Court confirmation hearing commenced on December 16, 1996, was adjourned in January 1997, and is scheduled to reconvene on April 21, 1997.

     Under the existing agreement regarding Cajun, Zenergy, Inc., Southern Energy-Cajun, Inc., and NRG Energy, Inc., respectively, own 30%, 40%, and 30% of the ownership interests in Generating, and would each contribute their pro rata share of the capital required by Generating to consummate the acquisition of, and operate, the Cajun Assets. The Company currently estimates that, if Generating is successful in its bid to acquire the Cajun Assets, Zenergy's capital investment in Generating will be approximately $60 million to $70 million. The Company is in the process of developing financing alternatives to fund its investment in Generating, but presently does not have any commitments with respect to funding such investment.

     EnerZ Corporation

     In September 1996, Zeigler formed a new subsidiary, EnerZ Corporation, an integrated energy marketing company. EnerZ initially will participate in the wholesale electric power market and in both bulk wholesale and retail gas marketing.

     Over and above straightforward trading transactions, however, EnerZ seeks to implement an asset-based strategy that leverages Zeigler's natural long position in coal, with a significant presence in all three major coal producing regions.

     Zeigler and EnerZ further hope to take advantage of the Company's expertise in coal marketing to help shape the future of the energy markets in the financial marketplace. For instance, EnerZ has provided input to the New York Mercantile Exchange as it develops coal futures contracts.

     1997 will be a start-up year for EnerZ. Even so, the Company's seven professional staff members average 18 years each in the energy business and have already commenced making transactions. EnerZ's business is subject to a number of risks and uncertainties, including, without limitation, the start-up nature of EnerZ's operations, regulatory changes that limit or slow the advance of deregulation in the utility marketplace, competition in the wholesale power market, fluctuations in the market price of electricity, and other factors, and there can be no assurance that EnerZ's operations will be successful.


     Environmental and Engineering Segment

     Zeigler believes the environmental and engineering industries offer opportunities to add shareholder value using existing expertise. Three areas currently being explored include environmental services, industrial development, and contract mining.

     Zeigler has had extensive experience and opportunity managing environmental issues, including land and water reclamation as well as waste disposal, clean-up, and transportation. In 1996, Zeigler developed several pilot projects to best evaluate a greater entree into environmental services. Based on its experience, the Company intends to attempt to grow environmental services into an emerging business segment in 1997.

     Coal mines are among the largest engineered structures on earth, and the Company believes it has a significant opportunity to leverage its core competencies to begin developing an engineering and construction business unit. The first major project in this segment is the Phoenix Commerce Center, a 415-acre industrial park being developed by the Company in southern Indiana on land already owned by Zeigler. The Company has begun to explore financing alternatives and is in the process of attempting to attract tenants for the park, expected to be one of the largest in the state, which is located within 20 miles of a truck manufacturing plant now under construction. The Company is also evaluating several similar opportunities.


     Asset Management Segment

     Buying, selling, and managing assets that advance Zeigler's position along the chain of economic value of electricity is the prime focus of Zeigler's Asset Management segment. Asset Management includes the two East Coast transloading terminals, Pier IX and Shipyard River, and Phoenix Land Company.

     Pier IX, located in Newport News, Virginia, is served by the CSX Railroad and deals primarily with coal and cement. Zeigler is expanding the terminal's product base to include a variety of dry bulk products in an effort to fully maximize the facility's throughput capacity of 12 million tons per year.

     Shipyard River Coal Terminal, in Charleston, South Carolina, is located on 50 acres of land at the mouth of the Port of Charleston. The terminal accesses both rail and water transportation and handles liquid, granular, and bulk materials including coal, fertilizers, aggregates, asphalt and other industrial minerals. Shipyard has an annual throughput capacity of 2.5 million tons per year and is served by the CSX and Norfolk Southern Railroads.

     Phoenix Land Company manages land and reserves to best meet the needs of the Coal Segment and other Zeigler businesses. The Zeigler family of companies owns or leases 1.2 billion tons of economic reserve, plus another 1.0 billion tons of non-economic reserves, and controls an additional 300,000-plus acres of surface land located in ten states.

     International Segment

     In addition to domestic expansion, Zeigler is evaluating international opportunities through its subsidiary, Zeigler International, Inc. As of the date of this Report on Form 10-K, the Company has not entered into any significant international ventures. However, Zeigler is evaluating several different mechanisms by which it can participate in international ventures:

   - Privatizations - In eastern Europe, Poland, Hungary, Turkey, India and Australia, governments are evaluating the privatization of coal production and electric power generation. Zeigler believes that its expertise and financial resources position the Company well to take part in these activities.

   - Independent Power Projects - Countries with indigenous coal reserves and shortages of power plants and mining include Indonesia, Philippines, Thailand, India, Columbia, Venezuela, China and Mexico. While not seeking sole control of operations in these sites, Zeigler believes that its expertise makes the Company a viable partner for locally-driven development activities in which the Company can bring to bear its skills in efficient mining while taking an equity interest in integrated power projects.

   - Contract Mining - Zeigler has a substantial talent base that can be outsourced. Similar to other industries, as the need for safe, low-cost coal grows with the demand for inexpensive power, Zeigler believes it is ready to provide international contract mining services.

OTHER PROPERTIES

     Corporate Headquarters - The Company owns a 44,000 square-foot, two-story office building in Fairview Heights, Illinois, which serves as Zeigler Coal Holding Company's executive offices and headquarters for the Company's service subsidiaries. Administrative offices for Mountaineer Coal Development Company, Bluegrass Coal Development Company, and Triton Coal Company are held under leases in Charleston, West Virginia; Lexington, Kentucky; and Gillette, Wyoming, respectively. The Company also owns a one-story office building in Benton, Illinois which serves as the administrative office for Old Ben Coal Company.

EMPLOYEE AND LABOR RELATIONS

     As of December 31, 1996, Zeigler and its subsidiaries employed a total of 2,156 persons, of which approximately 718 were represented by the UMWA and covered by the terms and conditions of the National Bituminous Coal Wage Agreement ("NBCWA"). The current NBCWA expires on August 1, 1998.

     Current UMWA Contract

     The current NBCWA became effective on December 16, 1993 and will expire on August 1, 1998. On August 16, 1996, Old Ben Coal Company, through the Bituminous Coal Operators' Association, entered into an agreement with the UMWA which avoided the reopening of the NBCWA in 1996 and 1997. Marrowbone Development Company entered into an identical agreement with the UMWA. This agreement provided for lump-sum wage bonuses of $600 in 1996 and 1997 and lump-sum pension bonuses for pensioners in 1996 and 1997.

     The parties also agreed to begin early negotiations on a successor agreement to the NBCWA not later than August 1, 1997 in an effort to avoid a work stoppage upon the expiration of the NBCWA on August 1, 1998. No assurance, however, can be given that the NBCWA will be successfully renegotiated upon its expiration on August 1, 1998 without a work stoppage. Apart from work stoppages which may occur upon termination of a collective bargaining agreement, Zeigler may from time to time be subject to certain unauthorized work stoppages or wildcat strikes. Typically, these events are isolated, short in duration and localized.

     Coal Industry Retiree Health Benefit Act of 1992

     The Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefits Act") was enacted in October 1992 to provide for the funding of health benefits for retirees who were UMWA retirees. The essential feature of the Health Benefits Act is to remove the UMWA health benefit plans from the collective bargaining process and eliminate the per-hour-worked method of funding the UMWA health benefit plans. The Health Benefits Act establishes a trust fund to which "signatory operators," operators who are signatory to the current NBCWA or prior NBCWAs, and "related persons," including Old Ben Coal Company, are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries ("unassigned beneficiaries") who never worked for such employers, in amounts to be determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefits Act. The expense under this legislation, which is recognized as contributions are made, amounted to $3.0 million in 1996. Based upon independent actuarial estimates, Zeigler believes the amount of its obligation under the new plan to be approximately $24.8 million as of December 31, 1996, using a 7.5% discount rate.

REGULATION

     The possibility exists that new legislation and/or regulations may be adopted which may have a significant impact on Zeigler's mining operations and/or its customers' ability to use coal and may require the Company or its customers to change their operations significantly or incur substantial costs.

     Numerous governmental permits or approvals are required for mining operations. Zeigler believes all permits currently required to conduct its present mining operations have been obtained. The Company may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. All requirements imposed by any such authority may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Future legislation and administrative regulations may emphasize the protection of the environment and, as a consequence, the activities of the Company may be more closely regulated. Such legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

     The Company's independent operating subsidiaries endeavor to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding compliance efforts, the Company does not believe such violations can be completely eliminated. None of the violations to date or the monetary penalties assessed upon the Company's subsidiaries have been material.

     While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. It is estimated that Zeigler made capital expenditures for environmental control facilities in the amount of approximately $2.1 million in 1996. These costs are in addition to reclamation costs. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers.

     Most of the states in which the Company operates have state programs for mine safety and health regulation and enforcement. In combination, federal and state safety and health regulations in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee safety and health affecting any segment of the industry. The most minute aspects of mine operations, particularly underground mine operations, are subject to extensive regulation. This regulation has a significant effect on the Company's operating costs. However, the Company's competitors in all of the areas in which it operates are subject to the same degree of regulation.

     EnerZ Corporation is subject to FERC regulation as a wholesale power marketer and is required to file its rate schedule and quarterly transaction reports with the FERC. The Company's other non-mining businesses are also subject to federal, state and/or local regulation.

                              ITEM 2.  PROPERTIES

     The information required by this item concerning the Company's properties is included under Item 1., "Business" above. Such information is incorporated herein by reference.


                          ITEM 3.  LEGAL  PROCEEDINGS

     The information required by this item concerning the Company's legal proceedings is included in Note 16 to the Company's consolidated financial statements under Item 8., "Financial Statements and Supplementary Data." Such information is incorporated herein by reference.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and certain key employees of Zeigler, their ages as of December 31, 1996, and positions held during the last five years are as follows:

Name                          Age                      Position
----------------------------  ---  ----------------------------------------
Chand B. Vyas ..............   52  President, Chief Executive Officer and
                                   Director
Michael V. Altrudo .........   48  President of Franklin Coal Sales Company
Francis L. Barkofske .......   57  Vice President, Administration
Michael D. Bauersachs ......   32  President of Phoenix Land Company
W. Douglas Blackburn, Jr. ..   46  Senior Vice President, Mining Operations
Sharad M. Desai ............   48  Treasurer
Paul D. Femmer .............   44  Controller
Michael M. Frye ............   47  President of Zeigler International, Inc.
Coy K. Lane ................   36  President of Bluegrass Coal Development
                                    Company
James W. Mahler ............   48  President of Americoal Development  Company
Robert E. Mohrmann .........   51  Senior Vice President and Chief Financial
                                   Officer
Brent L. Motchan ...........   47  Vice President, General Counsel and Secretary
Tayeb B. Tahir .............   42  President of EnerZ Corporation
Alan D. Williams ...........   51  Vice President, Marketing and Business
                                    Development
John C. Willson ............   47  President of Triton Coal Company
David M. Young .............   46  President of Mountaineer Coal Development
                                   Company


     Chand B. Vyas - Mr. Vyas has been President since 1991 and Chief Executive Officer since January 1, 1995. Prior to his election as Chief Executive Officer, Mr. Vyas held the following positions with the Company: 1991-1994 Chief Operating Officer; 1989-1991 Executive Vice President; February 1989 to November 1989 Senior Vice President - Finance and Administration; 1985-1989 Vice President and Chief Financial Officer. Mr. Vyas joined Zeigler Coal Company in 1982 as a Director and Vice President, Finance. He is a director of the Center for Energy and Economic Development and a past director of the National Coal Association.

     Michael V. Altrudo - Mr. Altrudo has been President of Franklin Coal Sales Company, the Company's marketing and sales subsidiary since November 1995.
From November 1992 to October 1995, he was Executive Vice President of Sales for Franklin Coal Sales Company. He was Vice President of Sales for Franklin Coal Sales Company from April 1992 to October 1992. From February 1988 to March 1992, he was Vice President of Domestic Coal & Coke Sales with Drummond Coal Sales Company.

     Francis L. Barkofske - Mr. Barkofske has been Vice President, Administration since September 1996. From November 1995 to August 1996, he was Vice President, Corporate Affairs; from October 1994 to October 1995, he was Vice President, External Affairs; and from July 1992 to October 1994, he was Vice President, Government Relations. From October 1990 to July 1992, Mr. Barkofske was a partner and Chairman of the Natural Resources Practice area of the law firm of Thompson & Mitchell. Prior thereto, he was Senior Vice President, Legal & Public Affairs and Secretary of Peabody Holding Company, Inc.

     Michael D. Bauersachs - Mr. Bauersachs has been President of Phoenix Land Company since May 1996. From January 1996 to April 1996, he was General Manager of Land and Development and from August 1994 to December 1995, he was Manager of Property Development for Phoenix Land Company. Prior to joining the Company, Mr. Bauersachs was Vice President of Real Estate for Ark Land Company, a subsidiary of Arch Mineral Corporation. From 1993 and prior thereto, he held various real estate positions within Ark Land Company.

     W. Douglas Blackburn, Jr. - Mr. Blackburn has been Senior Vice President, Mining Operations since November 1994. Mr. Blackburn joined the Company on June 20, 1994 as the President of Old Ben Coal Company. Prior thereto, he served as a consultant to the coal industry from 1992 to 1994 and as Senior Vice President of Operations at Mapco Coal, a coal mining company, from 1990 to 1992.

     Sharad M. Desai - Mr. Desai has been Treasurer of the Company since January 1993. He previously held various positions in the financial and accounting areas at Zeigler since joining the Company at its inception.

     Paul D. Femmer - Mr. Femmer has been Controller of the Company since March 1994. From 1990 to 1994 he was Controller of Sigma Chemical Company. Prior thereto, he was a Senior Manager with Price Waterhouse.

     Michael M. Frye - Mr. Frye has been President of Zeigler International, Inc., the Company's international development subsidiary, since March 1997. He joined the Company in October 1996 as Manager of International Business Development. From November 1994 to February 1996 he was Vice President, Project Development of Coastal Power Company. Prior thereto, he was a Vice President with EEA Development, Inc.

     Coy K. Lane - Mr. Lane has been President of Bluegrass Coal Development Company since November 1995. From March 1995 to October 1995, he was President of Old Ben Coal Company. In October 1994, he joined Zeigler Coal Holding Company as General Manager of the Indiana Operations of Old Ben Coal Company until February 1995. From January 1994 to September 1994, he was General Manager of the Ashland Division of Pittston Coal Group for Addington, Inc. operations. From April 1993 to December 1993, he was Manager of Operations Development for Addington, Inc. From May 1990 to March 1993, he was Assistant Vice President of Operations for Pen Coal Corporation.

     James W. Mahler - Mr. Mahler has been President of Americoal Development Company, the Company's non-mining and business development subsidiary, since 1992. Prior thereto, he was Vice President, Administration for Zeigler, a position he held from 1990 to 1992. From 1988 to 1990, Mr. Mahler was Controller of BP Coal (U.S.A.) Inc.

     Robert E. Mohrmann - Mr. Mohrmann has been Senior Vice President and Chief Financial Officer since joining the Company in March 1997. Prior to this, he was a partner in a private investment and management firm, and held various senior management positions with Wetterau, Inc., including Vice Chairman of the Board, Executive Vice President, and Senior Vice President and Chief Financial Officer.

     Brent L. Motchan - Mr. Motchan has been Vice President, General Counsel and Secretary of the Company since 1985. From 1977 to 1985, he was the Assistant General Counsel and Director of Real Estate for Arch Mineral Corporation, a coal mining company.

     Tayeb B. Tahir - Mr. Tahir has been President of EnerZ Corporation since September 1996. From 1994 to August 1996, he was with PIRA Energy Group in New York where he was Director, International Global Gas Group. Prior to 1994, he served various positions with Consolidated Edison Company.

     Alan D. Williams - Mr. Williams has been Vice President - Marketing and Business Development since March 1997. From February 1996 to March 1997, he was Manager of Business Development and from April 1993 to January 1996, he was Senior Vice President of Marketing for Franklin Coal Sales, the Company's marketing subsidiary. Prior thereto, he was President of Triton Coal Company.

     John C. Willson - Mr. Willson has been President of Triton Coal Company since January 1996. From March 1995 to December 1995, he was Vice President of SMC Western Operations. From 1989 to 1994, Mr. Willson was President of the Eastern Division of Costain Coal, Inc.

     David M. Young - Since November 1995, Mr. Young has been President of Mountaineer Coal Development Company. Prior thereto, he was President of Marrowbone Development Company and Wolf Creek Collieries Company. From November 1992 to June 1994, Mr. Young was President of Old Ben Coal Company. He was Vice President of the Company's Illinois Division of mining operations from September 1991 to November 1992. Mr. Young was employed in various capacities by Old Ben Coal Company's West Virginia Division prior to September 1991.

                                    PART  II


                 ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK
                        AND RELATED SHAREHOLDER MATTERS

     Zeigler's common stock, $.01 par value, is listed and traded on the New York Stock Exchange. The table below presents its high and low market prices, and dividends declared per common share since the initial public offering on September 29, 1994.


                                       Market Price
                                  ---------------------
  Quarter Ended:                   High           Low        Dividends
                                  -------       -------      ---------
1996
  Fourth ......................    $22 1/4       $17 1/4       $.075
  Third .......................     17 3/4        12 3/4        .075
  Second ......................     17 3/4        14 1/2         .05
  First .......................     14 3/4        12 1/4         .05
1995
  Fourth ......................    $14 1/4       $10 5/8       $ .05
  Third .......................     13 1/4        11 5/8         .05
  Second ......................     12 1/4         9 3/4         .05
  First .......................     12 1/8        10             .05
1994
  Fourth ......................    $15 3/4       $10 1/2       $ .05
  Third .......................     15 1/2        15 1/8           -



     Long-term debt agreements include certain dividend-restrictive covenants. The most restrictive covenant limits dividends to an amount in aggregate of no more than $40 million (which is exclusive of dividends declared and paid prior to January 15, 1996). For a more complete discussion of dividend restrictions contained in debt covenants, see Note 4 to the Company's consolidated financial statements.

     The Company intends to continue paying regular cash dividends. However, future dividends will be at the sole discretion of the Board of Directors and will depend upon Zeigler's level of earnings, financial position, capital expenditures and debt service requirements, restrictions in debt covenants and other factors that the Board of Directors may deem relevant.

     As of March 25, 1997, there were 183 shareholders of record of the Company's common stock and approximately 6,500 shareholders for whom securities firms acted as nominees.

                       ITEM 6.   SELECTED FINANCIAL DATA

                      SUMMARY FINANCIAL AND OPERATING DATA

     The information in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7., and the Company's consolidated financial statements under Item 8.


                                                                                Year Ended December 31,
                                                        ----------------------------------------------------------------------
                                                         1996           1995             1994             1993          1992
                                                        -------     ------------     ------------     ------------     -------
                                                                      (In millions, except per share data)
STATEMENT OF CONSOLIDATED OPERATIONS DATA:
Total revenues .......................................   $731.6           $783.1           $870.9           $873.0      $503.0
Costs and expenses:
Cost of coal sales ...................................    613.1            686.2            738.8            776.8       406.6
  Selling, general and administrative expenses .......     21.3             20.7             20.2             13.5        15.7
  Other costs and expenses ...........................     22.5             18.5             22.7             28.6         7.2
  Gain on curtailment of postretirement benefits(1) ..    (16.3)               -                -                -           -
  Reduction in accrued pneumoconiosis benefits(2) ....        -            (23.3)               -                -       (54.5)
  Provision for asset impairments and accelerated
    mine closings(3) .................................        -            114.7                -             55.7         3.6
Other income:
  Proceeds from contract settlement ..................        -             45.5                -                -           -
                                                        -------     ------------     ------------     ------------     -------

Operating income (loss) ..............................     91.0             11.8             89.2             (1.6)      124.4
Net interest expense .................................     21.7             27.5             42.1             52.2        10.0
Income taxes (benefit) ...............................     11.3             (4.5)            13.6            (19.5)       40.0
                                                        -------     ------------     ------------     ------------     -------
Net income (loss) before extraordinary items and
 cumulative effects of changes in accounting .........     58.0            (11.2)            33.5            (34.3)       74.4
Extraordinary item - Loss on early retirement of
 debt, net of taxes (4) ..............................        -                -              8.4                -           -
Cumulative effects of changes in accounting (5) ......        -                -                -           (111.9)          -
                                                        -------     ------------     ------------     ------------     -------
Net income (loss) ....................................    $58.0           ($11.2)           $25.1          ($146.2)      $74.4
                                                        =======     ============     ============     ============     =======

Net income (loss) per share ..........................    $2.04            ($.40)           $1.01           ($6.29)      $3.26
                                                        =======     ============     ============     ============     =======

Weighted average shares outstanding ..................     28.4             28.4             24.9             23.2        22.9

CONSOLIDATED BALANCE SHEET DATA (AT YEAR-END):
Working capital ......................................    $84.9            $29.8            $67.6            $29.9       $87.6
Total assets .........................................  1,050.6          1,025.2          1,165.5          1,231.2     1,199.5
Total long-term debt (6) .............................    344.8            344.8            450.1            551.8       687.8
Other long-term liabilities (7) ......................    440.2            481.4            471.0            468.4       202.2
Total shareholders' equity ...........................    132.6             81.5             98.4              6.1       152.2

OTHER DATA:
Net cash provided by operating activities ............   $131.9           $160.3            $91.1           $130.4       $92.9
Net cash used in investing activities ................     30.5             51.8             41.7             33.0       471.5
Net cash used in (provided by) financing activities ..      6.1            111.0             96.8             92.8      (386.4)
Additions to property, plant and equipment (8) .......     31.4             56.3             45.6             36.5        17.4
Payment of dividends .................................      6.4              5.7                -                -        30.0
EBITDA (9) ...........................................    151.1            171.8            158.5            129.7       108.6
EBITDA/net interest expense ..........................      7.0              6.2              3.8              2.5        10.9
Total long-term debt/EBITDA ..........................      2.3              2.0              2.8              4.3         6.3
Tons produced (10) ...................................     31.4             35.1             38.5             35.7        18.5
Tons sold(11) ........................................     34.6             36.9             40.0             38.8        20.0

(1) Reflects a pretax reduction to the accrual for the FAS 106 obligation as a result of certain Midwestern employees' re-employment or termination prior to vesting.

(2) Reflects a pretax reduction to the accrual for the pneumoconiosis (black lung) claims liability which was based on a revised actuarial estimate as a result of the Company's favorable claims experience.

(3) Reflects acceleration of the accruals related to mine closing costs and pretax writedowns in certain asset carrying values, primarily in connection with the idling, closing, and projected closing of certain mines earlier than previously forecast.

(4) Reflects payment of a yield maintenance premium ($2.9 million, net of $1.0 million income tax benefit) and write-off of deferred financing costs ($5.5 million, net of $1.8 million income tax benefit) related to the prepayment of debt.

(5) Reflects the cumulative effects to January 1, 1993 of changes in accounting principles for Statement of Financial Accounting Standards ("SFAS") No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions ("SFAS No. 106") ($95.1 million, net of $60.8 million income tax benefit), and SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109") ($16.8 million).

(6)  Excludes current maturities of long-term debt.

(7) Includes accrued postretirement benefit obligations, accrued pneumoconiosis (black lung) benefits, accrued mine closing costs and other long-term liabilities (other than debt and deferred income taxes).

(8)  Excludes the acquisition of Shell Mining Company in 1992.

(9) EBITDA is defined as earnings (loss) before interest, income taxes, depreciation, depletion and amortization. EBITDA excludes the cumulative effects of accounting changes related to SFAS No. 106 and SFAS No. 109, provision for asset impairments and accelerated mine closings, and reduction in accrued pneumoconiosis (black lung) benefits. The Company believes EBITDA provides cash flow from operations as determined by generally accepted accounting principles, and EBITDA is not necessarily an indication of whether cash will be sufficient to fund cash requirements.

(10) Reflects tons mined by the Company. Tons produced are included in inventory prior to shipment.

(11) Includes tons mined by the Company plus tons bought by the Company in the open market and resold.

                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     In 1996, 95% of the Company's revenues and 91% of the Company's operating profit were derived from its coal operations, with the remainder of revenues and operating profits derived almost entirely from business activities that the Company has had in operation for several years. Business development in the areas of technology, power, environmental and engineering, and international development have not yet contributed significantly to the Company's financial results, and there can be no assurance that the Company's strategies for growth in these markets will generate significant revenue and/or operating profit in the foreseeable future.

                             RESULTS OF OPERATIONS

     Net income for the year ended December 31, 1996 was $58.0 million ($2.04 per share), compared to a net loss of $11.2 million (loss of $.40 per share) in 1995, and net income of $25.1 million ($1.01 per share) in 1994. The following table reconciles major differences in these reported results.


                                                                1996             1995
                                                            ---------------  ---------------
                                                             ($ millions)     ($ millions)
NET INCOME (LOSS), PRIOR YEAR                                   $(11.2)          $ 25.1
Significant items not recurring from prior year:
  1995 provision for asset impairments and accelerated
     mine closings                                                86.0            (86.0)
  1995 proceeds from SIGECO contract settlement                  (34.1)            34.1
  1995 actuarial reduction in pneumoconiosis benefits            (17.5)            17.5
  1994 extraordinary loss on early retirement of debt               -               8.4
Other major variances:
  Lower mining costs and higher productivity                      18.8              3.6
  Curtailment of postretirement benefits                          12.2               -
  Lower effective tax rate                                         8.5               -
  Lower (higher) costs at inactive properties                      4.9             (7.1)
  Lower net interest costs                                         4.3             11.0
  Higher income from non-coal segments                              .8              8.2
  Lower sales volume and sales prices                            (11.3)           (27.9)
  Other, net                                                      (3.4)             1.9
----------------------------------------------------------------------------------------
NET INCOME (LOSS), CURRENT YEAR                                 $ 58.0           $(11.2)
========================================================================================

REVENUES

     Coal sales - The decline in coal sales from 1995 to 1996 was largely due to mine closings in the high-sulfur coal markets in Illinois and Indiana ($36.9 million), price reductions on two major long-term coal supply contracts ($13.6 million), and the October 1996 closing of Old Ben Mine #20 ($5.8 million).
1996 marked the final year in the Company's strategic transition to the higher-margin, lower-sulfur coal markets. The sales decrease from 1994 to 1995 reflects expiration of a contract with Georgia Power and the related closing of Old Ben Mine #25 in August 1994 ($31.0 million), expiration of R. & F. Coal Company's contract with Cravat Coal in December 1994
($17.0 million), termination of a contract with Southern Indiana Gas and Electric Company (SIGECO) in conjunction with the idling of Old Ben Mine #1 in July 1995 ($16.0 million), and weaker overall demand for Illinois Basin high-sulfur coal, mainly because of the Clean Air Act Amendments of 1990 ($21.0 million). That weakness also reflected unseasonably mild weather and Midwestern flooding during the first half of 1995.

     Other revenues - Other revenues include throughput fees at the Company's two East Coast transloading terminals; farm, timber, coal trucking, and ash disposal income; royalty and rental income from land and mineral interests; and gains from sales of surplus properties. The 1996 revenue improvement was primarily the result of increased sales of surplus coal reserves. The 1995 increase was chiefly due to higher terminal fees related to a stronger coal export market, and increased asset sales.


                              1996            1995             1994
                         --------------  ---------------  ---------------
                          ($ millions)    ($ millions)     ($ millions)
Coal sales                    $ 698.5          $ 755.0          $ 849.5
Other revenues                   33.1             28.1             21.4
-----------------------------------------------------------------------
   Total revenues               731.6            783.1            870.9
Costs and expenses             (640.6)          (816.8)          (781.7)
Other income                  -                   45.5          -
------------------------------------------------------------------------
   Operating income              91.0             11.8             89.2
Net interest expense            (21.7)           (27.5)           (42.2)
Income taxes                    (11.3)             4.5            (13.5)
Extraordinary item            -                -                   (8.4)
-----------------------------------------------------------------------
   Net income (loss)          $  58.0          $ (11.2)         $  25.1
=======================================================================

COSTS AND EXPENSES

     Cost of coal sales - The decrease in cost of coal sales from 1995 to 1996 principally reflects significantly reduced sales from closed mines in Illinois and Indiana ($52.7 million), plus savings from idling Wolf Creek Collieries Mine #4 and outsourcing the restructured coal supply contract with Carolina Power & Light Co. (CP&L) ($18.3 million). The decrease in cost of coal sales from 1994 to 1995 was mainly attributable to contract expirations and other sales volume decreases ($66.5 million) and, to a lesser extent, revised actuarial estimates to recognize plan changes for retiree medical benefits ($9.3 million). These factors were partially offset in 1995 by higher operating and legal costs associated with the CP&L and SIGECO contract disputes ($10.5 million), and updated estimates for postemployment and workers' compensation costs to reflect more recent claims experience ($8.6 million).

     Costs at inactive properties - The 1996 cost decrease resulted chiefly from donation of Old Ben Mine #25 to a coal museum, which included discharge of the mine's reclamation liability, plus the sale of Old Ben Mine #1 and Old Ben Mine #2. These improvements were partially offset by the idling of Old Ben Mine #11 and closing of Old Ben Mine #24, Old Ben Mine #20, and Old Ben Mine #26. The cost increase from 1994 to 1995 primarily reflects the closing of Old Ben Mine #1 and the idling of Wolf Creek Mine #4.

     Selling, general and administrative expenses - Higher 1996 expenses were largely due to expanded business development activities. The 1995 increase primarily reflects higher legal costs associated with the shareholder suits, contractual disputes, and other litigation.

     Other costs and expenses - These amounts are directly associated with "other revenues" described above. The changes in 1996 and 1995 are mainly attributable to the timing of federal government cost-sharing receipts at the Encoal clean coal technology plant in Wyoming.

     Gain on curtailment of postretirement benefits - The 1996 curtailment gain represents a reduction in the Company's recorded obligation to provide retiree medical benefits to certain former Midwestern mining employees as a result of their re-employment or termination prior to vesting.

     Reduction in accrued pneumoconiosis benefits - The 1995 liability decrease was based on an updated actuarial estimate that recognized a positive trend in claims experience.

     Provision for asset impairments and accelerated mine closings - In July 1995, Old Ben closed Old Ben Mine #1, which resulted in a $32.3 million charge to earnings. In October 1995, the Company idled the high-cost Wolf Creek Mine #4 and took a related $33.3 million charge to earnings. In December 1995, the Company recorded impairment losses totaling $49.1 million upon idling Old Ben Mine #11 and developing plans to close Old Ben Mine #24 and Old Ben Mine #26.

OTHER

     Proceeds from contract settlement - The Company received cash payments totaling $45.5 million in 1995 in connection with the SIGECO contract settlement.

     Net interest expense - Expense reductions in 1996 and 1995 primarily resulted from lower average borrowings.

     Income taxes (benefit) - Higher pretax income was responsible for the increase in income taxes from 1995 to 1996. The Company's effective tax rate was 16.3% in 1996, versus 28.6% in 1995 and 28.8% in 1994. The 1996 rate improvement was mainly due to the benefits of tax loss carryforwards. The 1995 income tax decrease reflects lower pretax income.

     The valuation allowance on the deferred tax asset decreased $8.9 million from 1995 to 1996, mainly because of reduced deductible temporary differences (mostly reclamation liabilities), use of net operating loss carryforwards, and a partially offsetting increase in alternative minimum tax credit carryforwards.

     Extraordinary loss on early retirement of debt - The loss in 1994 consists of yield maintenance premiums and a write-off of deferred financing costs associated with prepayment of a portion of the 8.61% senior secured notes.

                              FINANCIAL CONDITION

     The Company's financial condition remains very strong. As of December 31, 1996, cash and cash equivalents totaled $108.3 million, up from $13.1 million at December 31, 1995. Cash generated from operating activities rose to $131.9 million in 1996, compared to $114.8 million in 1995 (excluding proceeds from 1995 contract settlement), and $91.1 million in 1994.

     Working capital was $84.9 million and $29.8 million at December 31, 1996 and 1995, respectively. Inventory levels decreased $9.0 million in 1996, primarily because of mine closings in

Illinois and Indiana. Lower average daily sales and the timing of receipts contributed to the $16.1 million trade accounts receivable decrease from 1995 to 1996.

     Investing activities consumed $30.5 million in cash during 1996, compared to $51.8 million in 1995 and $41.7 million in 1994. The Company continued to invest in property, plant and equipment needed to support business growth and improve productivity. The Company expects to spend approximately $110.0 million for capital additions during 1997, including approximately $58.6 million for continued development of the North Rochelle mine, but excluding major acquisitions and anticipated expenditures associated with the development of the proposed commercial LFC plant in the Powder River Basin. The Company anticipates that, if Louisiana Generating LLC is successful in its bid to purchase the non-nuclear assets of Cajun Electric Power Cooperative, Inc., the Company's estimated investment in Louisiana Generating LLC will be approximately $60 million to $70 million.

     The Company used $6.1 million in cash for financing activities in 1996, down from $111.0 million in 1995 and $96.8 million in 1994. The major application of cash in 1996 was dividend payments. Financing applications of cash in 1995 included debt repayments and, to a lesser extent, dividends. Cash applications in 1994 included debt repayments, funded in part by the $68.6 million net proceeds from the Company's initial public stock offering.

     The ratio of outstanding debt to total capital was 2.60 to 1.00 at December 31, 1996 compared to 4.23 to 1.00 at December 31, 1995 and 4.58 to
1.00 at December 31, 1994. The 1996 ratio improvement reflects higher 1996 earnings while the 1995 decrease was principally due to debt reductions.

     Other sources of liquidity include a $200.0 million revolving credit facility, of which $162.7 million was available as of December 31, 1996. The Company is currently negotiating a new credit facility which would replace the existing Credit Agreement. The Company believes that it has the financial resources and borrowing capacity needed to meet business requirements in the foreseeable future.

                                    OUTLOOK

     "Safe Harbor" Statement Under the Private Securities Litigation Reform
Act of 1995 - The following Outlook and other items of this Report on Form 10-K contain forward-looking statements that are subject to risks and uncertainties inherent in the Company's business. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein and elsewhere in documents filed with the Securities and Exchange Commission, including, without limitation, the Company's Forms 10-K and 10-Q. Forward-looking statements made by the Company are used to describe business operations that fall into six areas of operation. Those operations are subject to factors that can negatively or positively affect the Company's results as follows:


- Coal: The Company's coal operations can be negatively or positively impacted by factors including, but not limited to, weather; unexpected maintenance problems; variations in coal seam thickness, amount of overburden, rock and other natural materials; disruption of transportation services; labor problems; disputes and/or interruption of deliveries under coal contracts due to circumstances affecting the customer; regulatory uncertainties; legal proceedings; and other conditions.

- Technology: The Company's technology operations, specifically the LFC clean coal technology, can be negatively or positively impacted by factors including, without limitation, the unproved commercial viability of the technology being developed; permitting and other regulatory uncertainties; the ability to obtain financing on acceptable terms; competition in the marketplace and uncertain demand for the output produced by the LFC process; engineering and construction risks; and other conditions.

- Power: The Company's operations in this area, which are in start-up or pre-start-up phases, can be negatively or positively impacted by factors including, but not limited to, whether the Company's joint proposal to acquire out of bankruptcy the non-nuclear assets of Cajun Electric Power Cooperative, Inc. is confirmed by the bankruptcy court and approved by the relevant regulatory authorities; regulatory changes that limit or slow the advance of deregulation in the utility marketplace; competition in the wholesale power market; interruptions and uncertainties relating to fuel supply and transportation; and other conditions.

- Environmental and Engineering: The Company's operations in businesses related to environmental and engineering services, which are in the start-up phase, can be negatively or positively impacted by factors including, without limitation, permitting and other regulatory uncertainties; availability of technology needed to perform environmental services; potential liability exposure related to the handling of hazardous materials; demand for services offered by the Company; legal proceedings; and other conditions.

- Asset Management: The Company's operations in the area of asset management can be negatively or positively impacted by factors including, but not limited to, weather; unexpected maintenance problems; zoning, permitting and other regulatory uncertainties; legal proceedings; and other conditions.

- International: The Company's international operations can be negatively or positively impacted by factors including, without limitation, political changes; regulatory uncertainties; currency fluctuations; legal proceedings; and other conditions.

     Estimates for 1997 - Zeigler expects 1997 to be another strong year. Management estimates that total 1997 revenues will range between $700.0 and $750.0 million. Revenue growth in the power and asset management segments is expected to help offset the loss of coal sales attributable to mine closings ($120.2 million per table below) and non-recurring 1996 sales to Western Farmers Electric Cooperative ($20.6 million). The Company's five largest customers are expected to account for approximately 52% of total 1997 revenues, up from 51% in 1996.

     Management has targeted further productivity gains in the coal segment, as well as reductions in reclamation, interest and long-term benefit costs. Selling, general and administrative expenses are expected to rise modestly because of increased business development activity. The Company's estimated effective tax rate for 1997 is approximately 18%. The Company expects that capital expenditures, excluding major acquisitions, will increase to approximately $110.0 million in 1997. In addition to planned expenditures, incremental strategic investments will be considered on a case-by-case basis. Depreciation, depletion and amortization expense is expected to range between $60.0 and $70.0 million for the year.

     Mine Closings - The following summarizes the 1996 revenues and pretax earnings from the three mines closed during 1996. These results are not representative of what the impact of these operating changes will be on the 1997 financial results because coal provided under certain contracts from a closed or idled mine may be provided from other sources and the costs incurred with respect to a closed or idled mine will differ significantly from costs associated with an operating mine:


                                                   Pretax Earnings
                                         Revenues       (Loss)
                                         --------      --------
    Old Ben Mine #24 ..................   $14,561      $ 2,961
    Old Ben Mine #20 ..................    31,281      (11,533)
    Old Ben Mine #26 ..................    74,329       19,083

     Inflation - Inflation may have a significant effect on the Company's revenues and expenses. Most of the Company's long-term contracts provide for the adjustment over time of certain components of revenue either through indices, formulas or direct pass-through of costs. These long-term contract provisions help mitigate some of the effects of increasing costs. Due to the capital-intensive nature of the Company's activities, inflation may also have a significant impact on the development or acquisition of mining operations, on the future cost of final mine reclamation and the satisfaction of other long-term liabilities, such as health care or pneumoconiosis (black lung) benefits.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       Index to Consolidated Financial Statements and Supplementary Data


                                                                      Page

      Independent Auditors' Report ..................................  41

      Financial Statements:

      Consolidated Statements of Operations, Years Ended December 31,
        1996, 1995 and 1994 .........................................  42

      Consolidated Balance Sheets, December 31, 1996 and 1995 .......  43

      Consolidated Statements of Cash Flows, Years Ended December 31,
        1996, 1995 and 1994 .........................................  45

      Consolidated Statements of Shareholders' Equity,
        Years Ended December 31, 1996, 1995 and 1994 ................  46

      Notes to Consolidated Financial Statements ....................  47

                          INDEPENDENT AUDITORS' REPORT




To Zeigler Coal Holding Company:

     We have audited the accompanying consolidated balance sheets of Zeigler Coal Holding Company and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1996.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.









DELOITTE & TOUCHE LLP

St. Louis, Missouri
January 30, 1997

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (Amounts in thousands, except per share amounts)


                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                1996               1995               1994
                                                                ----               ----               ----
REVENUES:
  Coal sales (Notes 13 and 16) .............................  $698,523           $754,975           $849,447
  Other revenues ...........................................    33,101             28,128             21,443
                                                              --------           --------           --------
     Total revenues ........................................   731,624            783,103            870,890
                                                              --------           --------           --------

COSTS AND EXPENSES:
  Cost of coal sales .......................................   597,100            663,633            725,652
  Cost at inactive properties ..............................    16,066             22,599             13,195
  Selling, general and administrative expenses .............    21,271             20,740             20,209
  Other costs and expenses .................................    22,514             18,487             22,682
  Gain on curtailment of postretirement benefits (Note 7) ..   (16,295)              -                  -
  Reduction in accrued pneumoconiosis benefits (Note 8) ....      -               (23,299)              -
  Provision for asset impairments and accelerated
    mine closings (Note 10)                                       -               114,662               -
                                                              --------           --------           --------
Total costs and expenses ...................................   640,656            816,822            781,738
                                                              --------           --------           --------
OTHER INCOME:
 Proceeds from contract settlement .........................      -                45,500               -
                                                              --------           --------           --------

OPERATING INCOME ...........................................    90,968             11,781             89,152

NET INTEREST EXPENSE .......................................    21,704             27,478             42,136
                                                              --------           --------           --------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ...    69,264            (15,697)            47,016

INCOME TAXES (BENEFIT) (Note 3) ............................    11,300             (4,484)            13,523
                                                              --------           --------           --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ....................    57,964            (11,213)            33,493

EXTRAORDINARY ITEM - Loss on early retirement of debt, net
  of taxes (Note 4) ..........................................    -                  -                 8,400
                                                              --------           --------           --------

NET INCOME (LOSS) ..........................................  $ 57,964           ($11,213)          $ 25,093
                                                              ========           ========           ========

WEIGHTED AVERAGE SHARES OUTSTANDING ........................    28,362             28,356             24,882

NET INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary item ..................     $2.04             ($0.40)             $1.35
  Extraordinary item .......................................      -                   -                (0.34)
                                                              --------           --------           --------
  Net income (loss) per common share .......................     $2.04             ($0.40)             $1.01
                                                              ========           ========           ========











                See notes to consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except per share amount)

                                                                      December 31,
                                                                    1996         1995
                                                                    ----         ----
                                     ASSETS
                                     ------
CURRENT ASSETS:
Cash and cash equivalents ....................................  $  108,321   $   13,119
Receivables:
  Trade accounts receivable (net of allowances of $2,840
    and $2,611) ..............................................      51,122       67,175
  Other receivables ..........................................       3,974        4,961
                                                                ----------   ----------
       Total receivables, net ................................      55,096       72,136

Inventories:
  Coal finished goods ........................................      12,525       20,050
  Coal work in process .......................................       8,744        7,343
  Mine supplies ..............................................      20,093       22,966
                                                                ----------   ----------
      Total inventories ......................................      41,362       50,359

Deferred income taxes (Note 3) ...............................       9,747        8,357
Other current assets .........................................       3,426        3,377
                                                                ----------   ----------
      Total current assets ...................................     217,952      147,348
                                                                ----------   ----------

PROPERTY, PLANT AND EQUIPMENT:
  Land and mineral rights ....................................     627,369      633,091
  Prepaid royalties ..........................................      21,705       21,303
  Plant and equipment ........................................     493,962      506,976
                                                                ----------   ----------
      Total at cost ..........................................   1,143,036    1,161,370

      Less - Accumulated depreciation, depletion
        and amortization .....................................    (324,166)    (302,714)
                                                                ----------   ----------
      Property, plant and equipment, net .....................     818,870      858,656
                                                                ----------   ----------

OTHER ASSETS:
  Prepaid pension expense (Note 6) ...........................       7,056        9,555
  Deferred financing costs, net ..............................       1,835        2,674
  Deferred income taxes (Note 3) .............................        -           2,242
  Other long-term assets .....................................       4,912        4,766
                                                                ----------   ----------
      Total other assets .....................................      13,803       19,237
                                                                ----------   ----------

TOTAL ASSETS .................................................  $1,050,625   $1,025,241
                                                                ==========   ==========





                See notes to consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except per share amount)


                                                                               December 31,
                                                                               ------------
                                                                            1996         1995
                                                                            ----         ----
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
  Accounts payable - trade ...........................................  $   38,895  $   44,434
  Dividends payable ..................................................       2,128       1,418
  Income taxes payable ...............................................       2,683       2,271
  Other taxes payable ................................................      22,057      24,291
  Accrued payroll and related benefits ...............................      23,807      25,264
  Other accrued expenses (Note 6) ....................................      43,452      19,890
                                                                        ----------  ----------
Total current liabilities ............................................     133,022     117,568
LONG-TERM DEBT (Notes 4 and 5) .......................................     344,770     344,770
ACCRUED POSTRETIREMENT BENEFIT OBLIGATIONS (Note 7) ..................     245,385     255,839
ACCRUED PNEUMOCONIOSIS BENEFITS (Note 8) .............................      46,256      49,424
ACCRUED MINE CLOSING COSTS (Note 10) .................................      75,663     105,676
DEFERRED INCOME TAXES (Note 3) .......................................      13,033        -
OTHER LONG-TERM LIABILITIES:
  Accrued workers' compensation ......................................      36,617      30,766
  Accrued postemployment benefits ....................................      18,095      17,284
  Stock appreciation units (Note 6) ..................................        -         15,075
  Other ..............................................................       5,178       7,353
                                                                        ----------  ----------

       Total other long-term liabilities .............................      59,890      70,478
                                                                        ----------  ----------

COMMITMENTS AND CONTINGENCIES (Notes 15 and 16) ......................        -           -
                                                                        ----------  ----------

       Total liabilities .............................................     918,019     943,755
                                                                        ----------  ----------

SHAREHOLDERS' EQUITY:
  Preferred stock (Note 12) ..........................................        -           -
  Common stock - $0.01 par value per share - 50,000 shares authorized;
   28,377 shares issued and outstanding as of December 31, 1996
   and 28,356 as of December 31, 1995 ................................         284         283
  Capital in excess of par value .....................................      72,191      71,945
  Retained earnings (Note 4) .........................................      60,131       9,258
                                                                        ----------  ----------
      Total shareholders' equity .....................................     132,606      81,486
                                                                        ----------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................  $1,050,625  $1,025,241
                                                                        ==========  ==========





                See notes to consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)


                                                                                     Year Ended December 31,
                                                                               1996            1995          1994
                                                                               ----            ----          ----
OPERATING ACTIVITIES:
Net income (loss) ................................................           $57,964        ($11,213)       $25,093
                                                                            --------       ---------       --------
Adjustments for differences between net income and cash
flows from operating activities:
  Extraordinary item .............................................              -               -             7,292
  Depreciation, depletion and other amortization .................            60,134          68,576         69,369
  Amortization of deferred financing costs .......................               838             838          4,708
  Postretirement benefits ........................................           (10,454)          3,318         12,901
  Gain on sales of property, plant and equipment .................            (5,062)         (1,462)            (2)
  Prepaid pension costs ..........................................             2,499           2,943          2,291
  Pneumoconiosis benefits ........................................            (3,168)        (23,754)        (5,199)
  Postemployment benefits ........................................               811           3,485         (3,956)
  Workers' compensation ..........................................             5,851           8,905          4,251
  Mine closing costs .............................................            (6,539)         (9,654)       (17,547)
  Provision for asset impairments and accelerated mine closings ..              -            114,662           -
  Stock appreciation units .......................................           (10,172)          2,492          8,383
  Deferred income taxes ..........................................            13,885         (16,984)         7,145
  Other noncash items ............................................            (4,892)         (1,489)          (186)
  Changes in working capital components:
    (Increase) decrease in receivables ...........................            16,660          15,502        (11,937)
    (Increase) decrease in inventories ...........................             8,584           7,809        (11,705)
    (Increase) decrease in other current assets ..................              (441)          2,353          4,604
    Increase (decrease) in accounts payable - trade ..............            (7,292)         (7,365)         3,236
    Increase (decrease) in accrued expenses and other current
     liabilities .................................................            12,668           1,323         (7,595)
                                                                            --------       ---------       --------
      (Increase) decrease in working capital .....................            30,179          19,622        (23,397)
                                                                            --------       ---------       --------

  Total adjustments to net income ................................            73,910         171,498         66,053
                                                                            --------       ---------       --------

 Net cash provided by operating activities .......................           131,874         160,285         91,146
                                                                            --------       ---------       --------

INVESTING ACTIVITIES:
 Additions to property, plant and equipment ......................           (31,427)        (56,334)       (45,640)
 Cash paid for sale of Indiana assets ............................            (7,000)           -              -
 Proceeds from sales of property, plant and equipment ............             7,890           4,545          3,961
                                                                            --------       ---------       --------
 Net cash used in investing activities ...........................           (30,537)        (51,789)       (41,679)
                                                                            --------       ---------       --------

FINANCING ACTIVITIES:
Net proceeds from public offering of common stock ................              -               -            68,640
Proceeds from common stock issued under stock option plan ........               246            -                 5
Payment of dividends .............................................            (6,381)         (5,672)             -
Net repayments of long-term debt .................................              -           (105,288)      (164,778)
Payment of debt acquisition costs ................................              -               -              (640)
                                                                            --------       ---------       --------
 Net cash used in financing activities ...........................            (6,135)       (110,960)       (96,773)
                                                                            --------       ---------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............            95,202          (2,464)       (47,306)

 CASH AND CASH EQUIVALENTS, BEGINNING ............................            13,119          15,583         62,889
                                                                            --------       ---------       --------
 CASH AND CASH EQUIVALENTS, ENDING ...............................          $108,321         $13,119        $15,583
                                                                            ========       =========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during period for:
     Interest ....................................................           $22,804         $27,372        $40,908
     Income taxes, net of refunds ................................            (2,997)         10,549           (826)



                See notes to consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                (Amounts in thousands, except per share amounts)




                                                                                                      Total
                                                                             Capital in               Share-
                                                                     Common   Excess of   Retained   holders'
                                                                      Stock   Par Value   Earnings    Equity
                                                                     ------  ----------  ---------  ---------
BALANCE, JANUARY 1, 1994 ..........................................    $233     $ 3,350  $  2,468   $  6,051

   Issuance of 32 shares of common stock under stock option plan ..     -             5       -          5
   Initial public offering of 5,000 shares of common stock ........      50      68,590       -       68,640
   Net income .....................................................     -           -      25,093     25,093
   Cash dividends declared ($.05 per share) .......................     -           -      (1,418)    (1,418)
                                                                       ----     -------  --------   --------

BALANCE, DECEMBER 31, 1994 ........................................     283      71,945    26,143     98,371

   Net loss .......................................................     -           -     (11,213)   (11,213)
   Cash dividends declared ($.20 per share) .......................     -           -      (5,672)    (5,672)
                                                                       ----     -------  --------   --------

BALANCE, DECEMBER 31, 1995 ........................................     283      71,945     9,258     81,486

  Issuance of 22 shares of common stock under stock option plan ...       1         246       -          247
  Net income ......................................................     -           -      57,964     57,964
  Cash dividends declared ($.25 per share) ........................     -           -      (7,091)    (7,091)
                                                                       ----     -------  --------   --------

BALANCE, DECEMBER 31, 1996 ........................................    $284     $72,191  $ 60,131   $132,606
                                                                       ====     =======  ========   ========



                See notes to consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

           (Amounts in thousands, except share and per share amounts)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of Zeigler Coal Holding Company and Subsidiaries (Zeigler or the "Company"), all of which are wholly-owned. All material intercompany transactions and accounts have been eliminated in consolidation.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

     Cash and Cash Equivalents - Cash and cash equivalents include cash on deposit and highly liquid investments with a maturity of three months or less.

     Inventories - Coal inventory is valued using the average cost method and is stated at the lower of cost or market. Coal inventory costs include labor, equipment costs and operating overhead. Coal work in process includes partially uncovered coal and unprocessed coal. Mine supply inventory is valued using the average cost method and is stated at the lower of cost or market.

     Property, Plant and Equipment - Additions and betterments are capitalized at cost. Maintenance and repair costs are expensed as incurred. Depreciation of plant and equipment is computed principally by the straight-line method over the expected useful lives of the assets.

     Mine development costs are capitalized. Exploration costs are expensed as incurred. Depletion of mineral rights and capitalized mine development costs is provided on the basis of tonnage mined in relation to total estimated recoverable tonnage.

     Zeigler pays royalties to certain landowners and holders of mineral interests for the rights to perform certain mining activities. Amounts advanced to landowners, which are recoupable against future production, are capitalized; as the coal is mined, these prepayments are offset against earned royalties and included in the cost of coal sales.

     Deferred Financing Costs - The costs of issuing and restructuring long-term debt are capitalized and amortized using the effective interest method over the term of the related debt.

     Income Taxes - Zeigler accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred taxes are established for the temporary differences between the financial reporting basis and the tax basis of Zeigler's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Postretirement Benefits Other Than Pensions - As prescribed by Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, Zeigler accrues, based on annual independent actuarial valuations, for the expected costs of providing postretirement benefits other than pensions, primarily medical benefits, during an employee's actual working career until vested.

     Pneumoconiosis Benefits - Certain Zeigler subsidiaries are liable under the Federal Black Lung Benefits Act of 1972, as amended, to pay pneumoconiosis (black lung) benefits to eligible employees, former employees and their dependents for claims filed after June 30, 1973. These subsidiaries are also liable under certain state statutes for black lung claims. Zeigler acts as self-insurer for most federal and state black lung benefits. The remaining portion of black lung claims are covered by state insurance funds into which Zeigler pays premiums.

     The accrual for self-insured pneumoconiosis benefits is adjusted to equal the present value of future claim payments, determined as of the beginning of the year, based on outside actuarial valuations performed annually.

     Postemployment Benefits - Zeigler provides certain postemployment benefits, primarily long-term disability and medical benefits, to former and inactive employees and their dependents during the time period following employment but before retirement. The Company accrues the discounted present value of expected future benefits, determined as of the beginning of the year, based on annual outside actuarial valuations.

     Reclamation and Mine Closing Costs - Zeigler provides for the estimated costs of future mine closings over the expected lives of active mines. Those costs relate to sealing portals at deep mines and to reclaiming the final pit and support acreage at surface mines. Other costs common to both types of mining are related to removing or covering refuse piles and slurry (or settling) ponds and dismantling preparation plants and other facilities. The regular provision for future mine closing costs is calculated under the units-of-production method based on a per ton charge determined by dividing estimated unrecorded closing costs by estimated remaining recoverable tons. These estimates are updated annually and the accrual rate is adjusted on a prospective basis accordingly. The cost of restoring land and water resources affected by normal ongoing surface mining operations is expensed as incurred.

     Asset Impairments and Accelerated Mine Closing Accruals - In certain situations, expected mine lives are shortened because of changes to planned operations. When that occurs, and it is determined that the mine's underlying costs are not recoverable in the future, reclamation and mine closing obligations are accelerated and the mine closing accrual is increased accordingly. Also, to the extent that it is determined that asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized. In addition, Zeigler adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of in 1995. SFAS No. 121 expanded the Company's criteria for loss recognition, and provides methods for both determining when an impairment has occurred and for measuring the amount of the impairment. SFAS No. 121 requires that projected future cash flows from use and disposition of all the Company's assets be compared with the carrying amounts of those assets. When the sum of projected cash flows is less than the carrying amount, impairment losses are recognized.

     Revenue Recognition - Coal sales are recognized at contract prices at the time title transfers to the customer. Coal sales are reduced and an allowance is established for pricing disputes. Revenue at the import/export terminals is recognized at the time of throughput.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Other Revenues, Costs and Expenses - Other revenues represent amounts primarily related to the terminals, coal leases to third parties, farming, timber, gains on sales of surplus assets, and oil and gas royalties. Costs and expenses related to other revenues and those related to Zeigler's clean coal plant are included in other costs and expenses.

     Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which required adoption in 1996. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has elected to continue to account for such transactions under APB No. 25.

     Net Income Per Common Share - Earnings per common share are determined by dividing the weighted average number of common shares outstanding during the year into net income. Common share equivalents, in the form of stock options, are excluded from the calculations since they have no material dilutive effect on per share figures.

     Reclassifications - Certain amounts in the 1995 and 1994 financial statements and notes have been reclassified to conform with the 1996 presentation.


2.  DESCRIPTION OF BUSINESS

     Zeigler is engaged principally in the mining of coal for sale primarily to electric utilities in the United States.

3.  INCOME TAXES

     Income tax expense (benefit) is comprised of the following:


                                                 Year Ended December 31,
                                                1996       1995     1994
                                               --------  --------  -------
   Current:
     Federal ................................  ($2,179)   $10,521   $7,975
     State ..................................     (408)     1,979   (1,252)
   Deferred:
     Federal ................................   12,151    (14,862)   5,950
     State ..................................    1,736     (2,122)     850
                                              --------   --------  -------
         Total ..............................  $11,300    ($4,484) $13,523
                                              ========   ========  =======

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes and extraordinary item due to the following:


                                                  Year Ended December 31,
                                               ----------------------------
                                                 1996      1995      1994
    Computed tax at federal statutory rate ..   $24,246   ($5,494)  $16,456
    State tax - net of federal benefits .....     2,162    (4,758)    1,345
    Percentage depletion ....................    (8,164)  (10,469)  (12,621)
    Change in valuation allowance ...........    (8,889)   14,113     5,514
    Other - net .............................     1,945     2,124     2,829
                                               --------  --------  --------
    Income tax expense (benefit) provided ...   $11,300   ($4,484)  $13,523
                                               ========  ========  ========


     The components of the net deferred tax (liability) asset are as follows:


                                                              December 31,
                                                            1996       1995
                                                          --------   --------
Deferred tax liabilities related to:
  Property and equipment ...............................  $127,798   $120,601
  Land and mineral rights ..............................    31,666     35,805
  Other ................................................    11,592      9,305
                                                          --------   --------
       Total deferred tax liability ....................   171,056    165,711
                                                          --------   --------
Deferred tax assets related to:
  Accrued mine closing costs ...........................    23,730     35,654
  Accrued pneumoconiosis benefits ......................    18,344     19,769
  Accrued workers' compensation costs ..................    14,647     12,306
  Accrued postretirement benefits ......................    98,154    102,336
  Other ................................................    21,812     27,262
  Alternative minimum tax credit carryforwards .........    32,419     29,208
                                                          --------   --------

       Total deferred tax asset before valuation
         allowance .....................................   209,106    226,535

       Less - Valuation allowance ......................   (41,336)   (50,225)
                                                          --------   --------
       Total deferred tax asset ........................   167,770    176,310
                                                          --------   --------
Net deferred tax (liability) asset .....................   ($3,286)  $ 10,599
                                                          ========   ========

Shown as:
  Current deferred tax asset ...........................  $  9,747   $  8,357
  Noncurrent deferred tax (liability) asset ............   (13,033)     2,242


     The Company has a net deferred tax (liability) asset of ($3,286) and $10,599 at December 31, 1996 and 1995, respectively. Realization of deferred tax assets is dependent on generating sufficient taxable income in the future. Although realization is not assured, the deferred tax assets have been reduced by a valuation allowance to the amount considered more likely than not to be realized.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                 December 31,
                                                1996      1995
                                                ----      ----
      8.61% senior secured notes ...........  $198,970  $198,970
      Industrial revenue bonds .............   145,800   145,800
                                              --------  --------
      Total ................................  $344,770  $344,770
                                              ========  ========


     8.61% Senior Secured Notes - The 8.61% senior secured notes are payable to a group of insurance companies and other financial institutions under Note Purchase Agreements dated as of November 16, 1992. Interest on the notes is payable semiannually. Annual principal payments begin on November 15, 1998 at the rate of 20% of the original outstanding amount of $400,000. The notes require Zeigler to offer to make mandatory prepayments in the event Zeigler generates excess cash flow, as defined in the Note Purchase Agreements, or makes asset sales above specified levels. The amount of excess cash flow that must be offered as a prepayment to the Noteholders is based upon the percentage of debt due to the Noteholders divided by the total indebtedness to both the Noteholders and the lenders under the Credit Agreement described in the third following paragraph. The Noteholders will be offered a prepayment of approximately $25,050 in 1997 based on free cash flow, as defined, for 1996. The Noteholders are not required to accept the prepayments. In 1996, Zeigler offered the Noteholders a prepayment of approximately $28,700 pursuant to the free cash flow provisions, as defined for 1995, of the Note Purchase Agreements. None of the prepayments offered in 1996 were accepted by the Noteholders.

     The notes are collateralized by a first mortgage on substantially all of Zeigler's assets. The collateral is shared pari passu with the lenders involved with the Credit Agreement. The Note Purchase Agreements require Zeigler to maintain specific ratios including current ratio, leverage ratio and fixed charge coverage ratio and contain restrictive covenants which limit indebtedness, investments, dividends, sales of assets and other actions. The notes may be prepaid at Zeigler's discretion; however, the Noteholders are entitled to receive a prepayment premium that protects the yield to the Noteholders over the remainder of the term of notes. In effect, this yield maintenance premium is the net present value of the reduced yield to the Noteholders over the remaining scheduled term of the Notes based upon an assumed reinvestment rate of 50 basis points (0.5%) over the then available yield for U.S. Treasury securities with a maturity equal to that of the Senior Notes. No yield maintenance premium is payable on mandatory prepayments out of excess cash flow. In the event a person or group of persons (other than the shareholders at the time of the issuance of the Senior Notes) acquires more than 50% of the outstanding Common Stock of Zeigler and, within 60 days following such acquisition, the Senior Notes are not rated investment grade by at least two rating agencies (at least one of which must be Standard & Poor's Corporation or Moody's Investors Services, Inc.), Zeigler is required to offer to prepay the Senior Notes, together with the yield maintenance premium. On November 15, 1994, Zeigler prepaid $200,000 to the Noteholders, using proceeds from Zeigler's initial public stock offering, and the Credit Agreement's revolving credit facility. A related yield maintenance premium of $3,908 was also paid to the Noteholders as required by the Note Purchase Agreement. Accordingly, Zeigler recorded an extraordinary loss of $11,200 ($8,400 net of taxes) in 1994, consisting of the yield maintenance premium and the write-off of deferred financing costs related to the early extinguishment of debt.

     Industrial Revenue Bonds - The industrial revenue bonds are floating rate obligations issued by the Peninsula Ports Authority of Virginia ($115,000) and Charleston County, South Carolina ($30,800). The obligation by the Peninsula Ports Authority is guaranteed by Shell Oil Company ("Shell"). The obligation by Charleston County, South Carolina is backed by a letter of credit for which the related reimbursement

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES obligation is guaranteed by Shell. Zeigler reimburses Shell for its costs in providing the guarantees. The Shell related guarantees continue until the related obligations have been paid. Under a Stock Purchase Agreement dated September 8, 1992 and a related agreement between Zeigler and Shell, which were executed at the same time, Zeigler is obligated to join Shell in negotiating a release of Shell's guaranty effective no later than November 1997. If such release is not obtained, Zeigler is obligated to arrange collateral security for Shell as Shell may reasonably demand. The principal of the obligation by the Peninsula Ports Authority of Virginia is due in one lump-sum payment on December 1, 2005, and the principal of the obligation by Charleston County, South Carolina is due in one lump-sum payment on January 1, 2007. Interest on these obligations is payable monthly. The weighted average interest rate for these borrowings was 3.38% and 3.74% as of December 31, 1996 and 1995, respectively.

     Credit Agreement - On October 19, 1994, Zeigler amended and restated its Credit Agreement dated November 16, 1992, as previously amended and restated on March 15, 1994. The new Credit Agreement provides for a $200,000 revolving credit facility, with a three year term, and can be used for both loans and letters of credit. As of December 31, 1996, Zeigler had used $37,346 out of the total $200,000 revolving credit facility for outstanding letters of credit.
The provisions of the Credit Agreement require a commitment fee to be paid on the unused portion of the revolving credit facility. Interest is paid based on floating rates which fluctuate based on the prime rate, or the London Interbank Offer Rate (LIBOR) plus various increments. The interest rate was 6.31% at December 31, 1996. The Credit Agreement is collateralized by a first mortgage on substantially all of Zeigler's assets. The collateral is shared pari passu with the holders of the Senior Secured Notes. The Credit Agreement requires Zeigler to maintain specific ratios including current ratio, fixed charge coverage ratio and funded debt to cash flow ratio, and contains restrictive covenants which limit capital expenditures, minimum net worth, mergers and consolidations, sale of assets and subsidiary stock, liens, acquisitions, investments and subsidiary indebtedness. On February 29, 1996, the Credit Agreement was amended to restrict dividends in an aggregate amount to no more than $40,000 (which is exclusive of dividends declared and paid prior to January 15, 1996). The Company is currently negotiating a new $700,000 credit facility to replace the existing Credit Agreement.


     Maturities - At December 31, 1996, aggregate scheduled maturities of all long-term debt for each year through 2001 are as follows:


    1997 ................................  $      -
    1998 ................................    80,000
    1999 ................................    80,000
    2000 ................................    38,970
    2001 ................................         -
    Thereafter ..........................   145,800
                                           --------
    Total ...............................  $344,770
                                           ========

5.  FINANCIAL INSTRUMENTS

     The fair value of Zeigler's long-term debt has been calculated based on quoted market prices for similar issues or current rates offered to Zeigler for debt of the remaining maturities. Long-term debt has an estimated fair value of $349,451 and $350,910 compared to the carrying amount of $344,770 at December 31, 1996 and 1995, respectively. The carrying amount of all other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

6.  PENSION AND SAVINGS PLANS

     Salaried Pension Plan - Zeigler has a non-contributory pension plan covering substantially all employees other than those who are members of the United Mine Workers of America ("UMWA"). The plan is a cash balance retirement plan which provides benefits based upon the employee's length of credited service and compensation during each year of employment. Zeigler's funding policy is to make, as a minimum contribution, the equivalent of the minimum payment required by the Employee Retirement Income Security Act of 1974.

     The pension cost components for the year ended December 31, are as follows:




                                                          1996           1995          1994
                                                          ----           ----          ----
Service cost (for benefits earned during the
  year)                                                  $3,543         $3,566        $3,836
Interest cost on projected benefit
  obligations                                             7,321          7,636         7,217
Actual return on plan assets                            (14,043)       (20,889)        1,953
Net amortization and deferral                             5,678         12,630       (11,100)
                                                       --------       --------      --------
    Total                                                $2,499         $2,943        $1,906
                                                       ========       ========      ========


A reconciliation of the plan's status to amounts recognized in Zeigler's balance sheets as of December 31, follows:

                                                                                             1996               1995
                                                                                             ----               ----
Plan assets at fair value ..........................................................       $105,897           $107,220
                                                                                           --------           --------
Actuarial present value of plan benefits:
  Vested ...........................................................................         84,305             88,876
  Nonvested ........................................................................          3,390              3,889
                                                                                           --------           --------
  Accumulated benefit obligation ...................................................         87,695             92,765
  Additional obligation for future salary increases ................................          7,190              8,131
                                                                                           --------           --------
     Projected benefit obligation ..................................................         94,885            100,896
                                                                                           --------           --------

  Excess of plan assets over projected
    benefit obligation .............................................................         11,012              6,324
  Unrecognized net transition asset ................................................           (548)              (617)
  Unrecognized prior service cost ..................................................            264                287
  Unrecognized net (gain) loss .....................................................         (3,672)             3,561
                                                                                           --------           --------
  Prepaid pension expense ..........................................................       $  7,056           $  9,555
                                                                                           ========           ========


     The unrecognized net transition asset, representing the excess of the fair value of plan assets over the projected benefit obligation at the date of adoption, is being amortized over the average expected future service periods of employees.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

     Assumptions used in developing the projected benefit obligation as of December 31, are as follows:


                                                    1996   1995
                                                    ----   -----
  Discount rate ..................................  7.75%  7.50%
  Rate of compensation increase ..................  4.00%  4.00%
  Rate of return on plan assets ..................  9.50%  9.50%



     Plan assets consist principally of common stocks and U.S. government and corporate obligations.

     UMWA Pension Plan - Old Ben Coal Company ("Old Ben"), a wholly-owned subsidiary, Marrowbone Development Company and Wolf Creek Collieries Company, both divisions of Mountaineer Coal Development Company, an indirect subsidiary, are required under their respective contracts with the UMWA to pay amounts based on hours worked to the UMWA Pension Plan and Trust, a multi-employer pension plan covering all employees who are members of the UMWA. The accompanying consolidated statements of operations include $2,102, $2,778, and $1,939 of expense in 1996, 1995, and 1994, respectively, applicable to the plan. The National Bituminous Coal Wage Agreement of 1993 ("NBCWA") authorizes the Bituminous Coal Operators Association to increase the rate of contributions from employers to assure payment of benefits. The union contract requires all currently participating employers to guarantee benefits jointly, but not severally, with all other currently participating employers. It is not practical to determine each subsidiaries' allocable share of the plan's net assets and accumulated benefits.

     Supplemental Retirement Plan - The Company has a non-qualified supplemental retirement plan. The plan provides for incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's salaried pension plan (described above) if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $897 and $2,010 at December 31, 1996 and 1995, respectively. Pension expense for the plan was $981, $538 and $968 in 1996, 1995 and 1994, respectively.

     401(k) Plans - Zeigler and certain subsidiaries sponsor savings and long-term investment plans for substantially all employees other than employees covered by the contract with the UMWA. One of the plans will match 50% of the voluntary contributions up to a maximum contribution of 3% of a participant's salary with an additional matching contribution subject to certain performance criteria. The expense under these plans was $1,391, $1,036, and $1,581 in 1996, 1995 and 1994, respectively.

     Stock Appreciation Units - Zeigler has a long-term incentive plan which entitles certain officers and key employees to receive a cash award for an amount equal to the excess of the fair market value of Zeigler's common stock on the date the unit matures over the base price at the date of grant of the award. The plan permits an aggregate of 1,635,200 such stock appreciation units of which 284,320 and 1,370,880 were outstanding at December 31, 1996 and 1995, respectively. The vesting period ranges from three to five years. During 1996, 1,086,560 stock appreciation units matured. Costs and expenses include approximately $2,917, $3,178, and $8,843 of charges in connection with this plan for 1996, 1995 and 1994, respectively. Outstanding stock appreciation units with maturities less than one year are included as a component of other accrued expenses.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     UMWA Combined Benefit Fund - Zeigler provides healthcare benefits to eligible retirees and their dependents. Retirees who were members of the UMWA and who retired on or before December 31, 1975 received these benefits from multi-employer benefit plans. Old Ben contributed to these funds based on the number of its retirees in one of the funds and based on hours worked by current UMWA members for the other fund. Current and projected operating deficits of these trusts led to the passage of the Coal Industry Retiree Health Benefit Act of 1992 (the "Act"). The Act established a new multi-employer benefit trust that will provide healthcare and life insurance benefits to all beneficiaries of the earlier trusts who were receiving benefits as of July 20, 1992. The Act provides for the assignment of beneficiaries to their former employers and any unassigned beneficiaries to employers based on a formula. The expense under these plans, which is recognized as contributions are made, amounted to $2,968, $3,527, and $2,396 in 1996, 1995 and 1994, respectively. Based upon an independent actuarial valuation, Zeigler estimates the amount of its obligation under the new plan to be approximately $24,757 as of December 31, 1996.

     Zeigler Benefit Plans - Net postretirement healthcare cost for the year ended December 31, includes the following:


                                                 1996           1995              1994
                                                 ----           ----              ----
Service cost ................................  $ 4,562         $5,027           $ 5,663
Interest cost................................   17,123         17,842            19,798
Amortization of prior service cost ..........   (4,608)        (9,208)           (3,847)
Amortization of unrecognized (gain) loss.....     (573)          (327)              956
                                               -------        -------           -------
  Net periodic postretirement benefit cost...  $16,504        $13,334           $22,570


A reconciliation of the plan's status to amounts recognized in Zeigler's balance sheets as of December 31, follows:

                                                                   1996             1995
                                                                   ----             ----
Accumulated postretirement benefit obligation:
    Retirees ..............................................      $135,044        $ 127,251
    Fully eligible active employees .......................        53,477           57,877
    Other active employees ................................        52,760           74,039
                                                                 --------         --------
         Total ............................................       241,281          259,167
Unrecognized net gain (loss) ..............................         4,909           (8,401)
Unrecognized prior service cost (benefit) .................          (805)           5,073
                                                                 --------         --------
Accumulated postretirement benefit obligation .............      $245,385         $255,839
                                                                 ========         ========


     As a result of the re-employment or termination prior to vesting of certain Midwestern employees, the Company recorded a $16,295 gain related to the curtailment of its postretirement benefit plan.

     The discount rate used to determine the accumulated postretirement benefit obligation was 7.5% at December 31, 1996 and January 1, 1996. The assumed healthcare cost trend rates used in determining the net expense for 1996 are shown in the following table. Healthcare cost trends were assumed to decline from 1996 levels to an ultimate ongoing level over six years as follows:

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                                            1996    Ultimate
                                            Rate      Rate
                                           -----    --------
      Pre-65 ............................   8.6%      5.0%
      Post-65 ...........................   6.8%      5.0%
      Medicare offset ...................   6.2%      5.0%


     The expense and liability estimates can fluctuate by significant amounts based upon the assumptions used by the actuaries. If the healthcare cost trend rate were increased by one percent in each year, the accumulated postretirement benefit obligation would be 14 percent higher as of December 31, 1996. The effect of this change on the 1996 expense accrual would be an increase of 18 percent.


8.  PNEUMOCONIOSIS BENEFITS

     The actuarially determined liability for pneumoconiosis (black lung) benefits is based on a 6% discount rate and various other assumptions including incidence of claims, benefit escalation, terminations and life expectancy. The annual black lung expense is comprised of the net change in the beginning accrual balance, a charge for interest on the unfunded accrual balance plus the premiums paid to the state insurance funds. The January 1, 1995 actuarial study reduced the estimated pneumoconiosis liability by $23,299 as compared to the previous study. The lower estimate resulted primarily from favorable claims experience and reduced projected future claims.

     The cost of black lung benefits charged (credited) to operations for Zeigler and its subsidiaries, excluding the change in estimated liability mentioned above, was $157, $2,967 and ($1,054) in 1996, 1995 and 1994, respectively.


9.  STOCK OPTION PLAN

     In February 1994, Zeigler's Board of Directors and shareholders adopted a Stock Option Plan (the "Option Plan"). A total of 2,560,000 shares of Common Stock are reserved for issuance upon exercise of options granted under the Option Plan. The Option Plan is administered by the Compensation Committee of the Board of Directors which determines the terms of the options granted including the exercise price, number of shares subject to the option and exercisability.

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The following summarizes the stock option transactions under the Option Plan for the three years ended December 31, 1996:



                               Number of                     Weighted Average
                                Shares      Option Prices     Exercise Price
                             -------------  --------------   ----------------
   Options outstanding at
      January 1, 1994 .....             -   $     -              $         -
       Granted ............     1,104,800   11.13 to 16.05             14.28
       Canceled ...........        (8,000)           16.05             16.05
                             ------------

     Options outstanding at
      December 31, 1994 ...    1,096,800    11.13 to 16.05             14.27
       Granted ............       19,000    10.75 to 12.88             12.54
       Canceled ...........      (29,800)   11.13 to 16.05             15.22
                            ------------

     Options outstanding at
      December 31, 1995 ...    1,086,000    10.75 to 16.05             14.22
       Granted ............      688,000    14.00 to 20.00             15.86
       Exercised ..........      (21,530)   11.13 to 16.05             11.42
       Canceled ...........     (153,320)   11.13 to 16.05             14.50
                            ------------

    Options outstanding at
    December 31, 1996 .....    1,599,150    10.75 to 20.00             14.93
                            ============


     The outstanding stock options at December 31, 1996, 1995 and 1994 have a weighted average remaining life of 9.34, 8.52, and 7.48 years, respectively. The number of stock option shares exercisable at December 31, 1996, 1995, and 1994 were 362,710, 213,400, and zero, respectively.

     Generally, stock options are granted at prices which are equal to the market value of the stock on the date of grant, have a maximum term of ten years, and vest in equal annual increments over five years. The weighted average fair value at date of grant for options granted during 1996, 1995, and 1994 was $5.76, $3.96, and $5.01 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                          1996    1995    1994
                                         -----   -----   -----

                Expected life (years)        7       7       7

                Risk-free interest rate   6.26%   6.18%   6.15%

                Volatility               29.90%  29.90%  29.90%

                Dividend yield            1.94%   2.52%   2.17%

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     As previously discussed, the Company accounts for the Option Plan in accordance with APB No. 25 under which no compensation expense has been recognized for stock option awards. Had compensation cost for the Company's stock option plan been determined on the fair value at the grant date for awards for the two year period ended December 31, 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                       1996      1995
                                                    -------  --------

          Net income (loss) - as reported ........  $57,964  ($11,213)

          Net income (loss) - pro forma ..........   57,611   (11,217)

          Income (loss) per share - as reported ..  $  2.04     ($.40)

          Income (loss) per share - pro forma ....  $  2.03     ($.40)



     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


10.  ASSET IMPAIRMENTS AND ACCELERATED MINE CLOSING COSTS

     The following summarizes the components of asset impairments and accelerated mine closing costs:

                                                       Year Ended December 31,
                                                      ------------------------
                                                        1996      1995    1994
                                                      ------  --------  ------
  Regular accruals for future mine closings ........  $6,875  $  9,440  $4,868
                                                      ======  ========  ======
  Impairments and accelerated accruals:
  Write-down of assets .............................  $    -  $ 84,513  $    -
  End of mine closing and reclamation liabilities ..       -    28,024       -
  Other liabilities ................................       -     2,125       -
                                                      ------  --------  ------
  Total impairments and accelerated accruals .......  $    -  $114,662  $    -
                                                      ======  ========  ======


     In July 1995, the Company closed Old Ben Mine #1 in Indiana after termination of its supply contract with Southern Indiana Gas and Electric Company. Accordingly, the carrying value of the mine and other related assets that supported the contract were reduced to their estimated net realizable values, which resulted in asset write-downs of $15,762. In addition, a provision for accelerated mine closing costs of $16,500 was recorded, based on the amount of estimated closing costs that would have been expensed during the full term of the contract.

     In the fourth quarter of 1995, the Company recorded asset impairments and accelerated accruals totaling $82,400 in connection with the idling, closing and projected closing of certain mines. $49,100 of that amount relates to Old Ben's operations in Southern Illinois. Old Ben idled one mine in Randolph County, Illinois on December 31, 1995, and made plans to close two others in Franklin County, Illinois later in 1996, mainly

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES due to a sharp reduction in demand for the Illinois Basin's high-sulfur coal. Management did not expect the high-sulfur market to improve significantly in the foreseeable future. The remaining $33,300 fourth quarter charge was associated with the indefinite idling of Wolf Creek's underground mine in Eastern Kentucky on October 1, 1995. That amount consists of asset write-downs totaling $26,000 and increased reclamation liabilities of $7,300. Operations were suspended at the mine chiefly due to the new sourcing flexibility negotiated in the amended contract with Carolina Power & Light Company which allowed the Company to supply the contract with coal purchased from lower-cost producers. The ongoing high costs at the Wolf Creek mine were mainly attributable to unfavorable geology and declining productivity. Management is currently evaluating whether the mine can be reopened as a smaller, cost-competitive operation.

11.  SALE OF INDIANA ASSETS

     On February 12, 1996, the Company closed the sale of the majority of its assets in Indiana to Kindill. These assets had a combined book value of $13,400 and included Old Ben Mine #1 and Old Ben Mine #2, along with various other coal properties and interests. The Company also agreed to make cash payments to Kindill of $7,000 in 1996 and $4,000 (subject to certain adjustments) in 1997. In exchange, Kindill assumed the associated reclamation liabilities, estimated at approximately $23,400. This sale was completed on April 30, 1996, after Kindill secured the required mining permits. The sale of these assets did not have a material effect on current income. However, the transaction may have a positive impact on the Company's future cash flows primarily as a result of lower reclamation expenditures.

12.  PREFERRED STOCK

     Zeigler is authorized to issue 1,000,000 shares of preferred stock, $0.01 par value, with such issuance to be in one or more classes or series. The Board of Directors is authorized to determine the designations, preferences, qualifications, limitations and restrictions of any class or series with respect to, among other things, the rate and nature of dividends, the price and terms, the amount payable in the event of liquidation, the terms and conditions for conversion or exchange into any other class or series of the stock or other securities and voting rights.

13.  SIGNIFICANT CUSTOMERS

     Coal sales include transactions involving both produced and purchased coal. Two customers accounted for 18% and 14% of coal sales in 1996, 18% and 13% of coal sales in 1995, and 20% and 14% of coal sales in 1994.

14.  RELATED PARTY TRANSACTIONS

     Shell Oil Company, a former indirect shareholder, provides guarantees for certain letters of credit and surety bonds of Zeigler. Zeigler reimburses Shell for its costs in providing these guarantees.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

15.  COMMITMENTS AND CONTINGENCIES (Also see Note 16 - Legal Proceedings)

     Zeigler and its subsidiaries have operating lease commitments expiring at various dates, primarily for equipment. Minimum rental obligations under these leases at December 31, 1996 are summarized by fiscal year as follows:

                       1997..............  $ 5,512
                       1998..............    3,668
                       1999..............      559
                       2000..............      339
                       2001..............       93
                       Thereafter .......        -
                                           -------
                       Total ............  $10,171
                                           =======


     Rental expense relating to operating leases amounted to $7,834, $9,733 and $8,406 in 1996, 1995 and 1994, respectively. As of December 31, 1996, Zeigler and its subsidiaries had $107,819 of surety bonds issued by an insurance company to secure self-insured workers' compensation and pneumoconiosis claims, reclamation and other performance commitments. Of that amount, $64,289 was backed by guarantees of Shell (see Note 14). Letters of credit of $117,187 were outstanding at December 31, 1996, of which amount $79,840 was also guaranteed by Shell.

16.  LEGAL PROCEEDINGS

     Shareholder Suits - On November 8, 1994, a shareholder of the Company filed a class action suit, Barish, et al. v. Zeigler Coal Holding Co., et al., against the Company and three of its officers in U.S. District Court for the
Southern District of Illinois.   The amended complaint in the matter contained
two counts pleading claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933 and generally alleged that the Company failed to disclose material facts regarding its long-term supply contracts and a related dispute with Carolina Power &
Light Company, and that the Company and the individual defendants issued false and misleading public statements in the initial public offering of September 29, 1994 and in a press release on October 28, 1994. The complaint sought damages in an unspecified amount on behalf of all persons who purchased the common stock of Zeigler in the public offering and on the open market from September 29, 1994 to November 3, 1994. On March 10, 1995, a second class action suit, Greenfield v. Reilly, et al., was filed in the U.S. District Court for the Southern District of Illinois arising out of the same events and transactions
as the Barish action.   In addition to the claims asserted against the Company
and certain of its officers in the Barish action, the complaint asserted claims under Section 12(2) of the 1933 Act against the Company's lead underwriters for its 1994 initial public offering and against a purported class of all other underwriters who participated in the offering.

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

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

     Cajun Electric Power Cooperative - On December 21, 1994, Cajun Electric Power Cooperative Inc. ("Cajun") filed with the U.S. Bankruptcy Court for the Middle District of Louisiana (the "Bankruptcy Court") for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Triton Coal Company has a requirements contract (the "Triton Contract") with Cajun through Western Fuels Association, Inc., with a term extending through the life of Big
Cajun Plant No. 2.   During 1996, Triton Coal Company shipped 5.0 million tons
of coal to Cajun (representing 3.0% of the Company's total consolidated revenues), while 1995 shipments to Cajun totaled 5.8 million tons. To date during the bankruptcy, Triton has continued to ship coal to Cajun and Cajun has continued to pay for such coal. The price for coal sold under the Triton Contract is at or near the market price for this coal. The Triton Contract provides for a price reopener effective January 1, 1998.

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

     Louisiana Generating LLC (an affiliate of the Company, Southern Energy, Inc. and NRG Energy, Inc.) has executed an Amended and Restated Asset Purchase and Reorganization Agreement to purchase substantially all of Cajun's non-nuclear assets. This Agreement is incorporated in the trustee's plan of reorganization, which is subject to Bankruptcy Court approval (including evaluation of competing plans of reorganization) and a number of other conditions. As a result of Louisiana Generating's entering into this Agreement, Western Fuels Association, Inc. has formally requested certain assurances regarding Triton Coal Company's performance under the Triton Contract and informed the Company that it reserves the right to assert certain claims against Triton Coal Company if the trustee rejects the Triton Contract.

     Janet Saad-Cook et al. v. Zeigler Coal Holding Company and R. & F. Coal Company - In March, 1995, plaintiff filed a lawsuit against the Company and its
subsidiary, R. & F. Coal Company.   The complaint includes several causes of
action based on alleged actions of the defendant companies involving fraud, deceit, misrepresentation, and tortuous breach of contract with respect to two coal mining leases made among the plaintiffs and R. & F. Coal Company. The plantiffs' complaint has since been amended to add Bluegrass Coal Development Company as a named defendant, to eliminate the allegations that the defendants' behavior violated the U.S. Racketeer Influenced and Corrupt Organizations Act and to include additional causes of action involving trespass and breach of lease. The defendant companies have denied the allegations in the complaint, believe they have meritorious defenses to plaintiffs' claims, and intend to
defend vigorously against the claims.   The Company believes that Shell Oil
Company is obligated to indemnify the Company against any loss (over certain minimum amounts) that the Company may incur as a result of plaintiffs' claims in the litigation and has given Shell notice thereof in accordance with the terms of the purchase agreement under which the Company acquired Shell Mining companies. The Company believes that ultimate resolution of the claims in the lawsuit will have no material adverse effect on the Company's consolidated results of operations or financial position.

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

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


     Quarterly financial data for 1996 and 1995 is summarized below (in thousands, except for per share amounts):

                                                                       Three Months Ended
                                                  -------------------------------------------------------------
                                                    Mar. 31              Jun. 30           Sep. 30     Dec. 31
                                                    -------              -------          --------     -------
1996:
  Total revenues ..........................        $181,018             $182,701          $193,222    $174,683
  Operating income ........................          17,962               21,162            25,965      25,879
  Net income ..............................          10,113               12,674            16,991      18,186
  Net income per common share (3) .........             .36                  .45               .60         .64

1995:
  Total revenues ..........................        $202,932             $190,434          $198,088    $191,649
  Operating income (loss) .................          15,733               34,859(1)         22,444     (61,255) (2)
  Net income (loss) .......................           6,221               21,008            12,362     (50,804)
  Net Income (loss) per common share (3) ..             .22                  .74               .44       (1.79)



(1) In the second quarter of 1995, Zeigler recorded a net credit to earnings of $13,238, $9,929 net of income taxes ($.35 per share), on settlement of the SIGECO contract dispute and the related closing of Old Ben Mine #1. The net amount consists of $45,500 in proceeds from termination of the coal supply contract and a partially offsetting provision for asset impairments and accelerated mine closing costs of $32,262.

(2) In the fourth quarter of 1995, Zeigler recorded an $82,400 provision, $61,800 net of income taxes ($2.18 per share), in connection with the idling, closing or projected closing of certain mines in accordance with SFAS No. 121.

(3) The sum of the quarterly earnings per share does not equal earnings per share for the year because the per share amounts are calculated independently for each quarter and for the year using the weighted average number of common shares and common share equivalents outstanding during each period.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with independent auditors on accounting and financial disclosure during the two most recent fiscal years.

                                   PART  III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information about the Directors of the Company required by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed not later than April 30, 1997.


ITEM 11.  EXECUTIVE  COMPENSATION

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed not later than April 30, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed not later than April 30, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed not later than April 30, 1997.

                                    PART  IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


                                                                                     Page
                                                                                     ----
(a)  Documents filed as part of this Report:

     (1)  The following financial statements are included in Part II, Item 8:

          Independent Auditors' Report ............................................   41

          Financial Statements:

            Consolidated Statements of Operations, Years Ended December 31,
             1996, 1995 and 1994 ..................................................   42

            Consolidated Balance Sheets, December 31, 1996 and 1995 ...............   43

            Consolidated Statements of Cash Flows, Years Ended December 31,
             1996, 1995 and 1994 ..................................................   45

            Consolidated Statements Shareholders' Equity, Years Ended December 31,
             1996, 1995 and 1994 ..................................................   46

          Notes to Consolidated Financial Statements ..............................   47

     (2) The following consolidated financial statement schedule is included in Item 14 at the page indicated:

          Independent Auditors' Report ............................................   69

          Schedule II - Valuation and Qualifying Accounts, Years Ended
            December 31, 1996, 1995 and 1994 ......................................   70


          All other schedules are omitted as not applicable or not required, or the required information is shown in the Consolidated Financial
          Statements or Notes thereto.

     (3)  Exhibits filed as part of this Report are as follows:



Number                                        Description
------                                        -----------

3.1 Restated Certificate of Incorporation of Zeigler Coal Holding Company, as amended**

3.2          By-Laws of Zeigler Coal Holding Company

4.1          Form of certificate representing the shares of Common Stock**

4.2          Amended and Restated Credit Agreement, dated as of
             October 19, 1994, among Zeigler Coal Holding Company, certain subsidiary borrowers, certain financial institutions, Bank of America NT&SA and The First National Bank of Chicago, as arrangers, LC issuer and administrative agent***

Number                           Description
------                           -----------

   4.3 Note Purchase Agreements, dated November 16, 1992, between Zeigler Coal Holding Company and the various purchasers named therein**

   4.4       Collateral Agency and Intercreditor Agreement, dated
             November 16, 1992, among Zeigler Coal Holding Company, State Street Bank and Trust Company of Connecticut, National Association, the Lenders, the Purchasers, the Administrative Agent and the LC Issuer, as defined therein**

   4.5 Indenture of Trust, dated as of December 1, 1982 between Charleston County, South Carolina and The South Carolina National Bank, as trustee with attached copies of the Letter of Credit, dated as of December 31, 1982, from Morgan Guaranty Trust Company and the Supplemental Indenture of Trust, dated April 15, 1985 related thereto**

   4.6       Restated Agreement of Sale, dated as of December 1,
             1982, between Charleston County, South Carolina and Massey Coal Terminal, S.C. Corporation with attached copies of the documents delivered in connection herewith**

   4.7       Indenture of Trust, dated November 1, 1987, between
             Peninsula Ports Authority of Virginia and Texas Commerce Bank National Association with attached copies of the documents delivered in connection therewith**

   4.8 Registration Agreement, dated as of January 31, 1985 and amended as of November 11, 1992, between the Management Group, Casati, Kinman, DSC, Heise IR, Shell and the Company, as defined therein**

  10.2 Employment Agreement, dated February 24, 1993, between Zeigler Coal Holding Company and Chand B. Vyas**

  10.4       Stock Purchase Agreement, dated September 8, 1992, among
             Zeigler Coal Holding Company, Shell Oil Company and Shell Energy Company, as amended**

  10.5       Indemnification Agreement, dated November 23, 1992, among
             Shell Oil Company, Zeigler Coal Holding Company and subsidiaries of Zeigler Coal Holding Company listed on the signature page thereto**

  10.6       1994 Stock Option Plan**

  10.7       1990 Stock Appreciation Plan and amendments thereto**

  10.9 Agreement for Sale and Purchase of Coal, dated as of January 1, 1971, by and between Carolina Power & Light Company, Wolf Creek Collieries, Kermit Coal Company and Massey Coal Sales Company, Incorporated, as amended*

  10.10      Agreement, dated March 31, 1977, among A.T. Massey Coal
             Company, Inc. and Marrowbone Development Company and Georgia Power Company, as amended*

  10.11 Coal Purchase and Sales Agreement, dated October 30, 1987, by and between Georgia Power Company and Shell Mining Company, as amended*

 Number                                 Description
 ------                                 -----------

  10.13      Contract, dated December 16, 1993, between the United
             Mine Workers of America and the Bituminous Coal Operators**

  10.14      Coal Lease, dated November 1, 1967, between the United
             States of America, through the Bureau of Land Management and Farmers Union Central Exchange, Incorporated re Buckskin Mine site (Triton Coal Company)*

  10.15      Coal Lease, dated August 23, 1982 and effective as of
             September 1, 1982, between the United States of America, through the Bureau of Land Management and Shell Oil Company re Spring Draw site (Triton Coal Company)**

  10.16      Coal Lease, dated December 1, 1967, between the United
             States of America, through the Bureau of Land Management and Humble Oil & Refining Company (readjusted in the name of Exxon Coal USA, Inc.) re conveyance of partial lease to Shell Mining Company (Triton Coal Company)**

  10.17      Coal Lease, dated December 1, 1966, between the United
             States, through the Bureau of Land Management of America and Sentry Royalty Company (readjusted in the name of Shell Mining Company) re North Rochelle site**

  10.18      Fourth Amendment dated as of April 1, 1995 to the
             Agreement for Sale and Purchase of Coal, dated as of January 1, 1985, between Carolina Power & Light Company, Wolf Creek Collieries Company, Kermit Coal Company and Massey Coal Sales Company, Incorporated, as amended.****

  10.19      Amended and Restated Agreement for Sale and Purchase of
             Coal dated as of July 1, 1996, by and between Carolina Power & Light Company, as buyer, and Mountaineer Coal Development Company, d/b/a Marrowbone Development Company, and Bluegrass Coal Development Company, as sellers. *****

  21.1       Subsidiaries of the Company

  23.1       Consent of Deloitte & Touche LLP

  24.1       Power of Attorney


* Previously filed with Registration Statement No. 33-80646 and is incorporated herein by reference. Contains material for which confidential treatment has been granted pursuant to Rule 406 under the Securities Act.

** Previously filed with Registration Statement No. 33-80646 and is incorporated herein by reference.

*** Previously filed with Form 10-K dated March 30, 1995 and is incorporated herein by reference.

**** Previously filed with Form 10-Q dated November 17, 1995 and is incorporated herein by reference.

***** Previously filed with Form 8-K dated July 22, 1996 and is incorporated herein by reference. Contains material for which confidential treatment has been granted pursuant to Rule 24b-2 under the Securities Exchange Act.

(b)   Reports on Form 8-K:
      The Company filed no reports on Form 8-K during the quarterly period ended December 31, 1996.

                         INDEPENDENT AUDITORS' REPORT



To Zeigler Coal Holding Company:

     We have audited the consolidated financial statements of Zeigler Coal Holding Company as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 30, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule listed in Item 14(a)(2) of this report. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







DELOITTE & TOUCHE LLP

St. Louis, Missouri
January 30, 1997

                                                                     SCHEDULE II


                          ZEIGLER COAL HOLDING COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED DECEMBER 31, 1996, 1995, 1994



                                                             Additions
                                                Balance at   Charged to                          Balance
                                                 Beginning    Costs and                Other      at End
               Description                       of Period  Expenses(1)  Deductions  Charges   of Period
               -----------                      ----------  -----------  ----------  -------  ----------
                   (A)                              (B)          (C)         (D)       (E)        (F)
1996
Allowance for doubtful accounts ...........       $ 1,010       $  306     $    49     $  -     $ 1,267
Allowance for pricing disputes ............         1,601          407         435        -       1,573
                                                  -------     --------     -------     ----     -------
     Total allowances for accounts
         receivable .......................       $ 2,611       $  713     $   484     $  -     $ 2,840
                                                  =======     ========     =======     ====     =======
Reserve for mine supply inventory
 obsolescence .............................       $ 2,692       $1,396     $   693     $  -     $ 3,395


1995
Allowance for doubtful accounts ...........       $ 1,250       $  100     $   340     $  -     $ 1,010
Allowance for pricing disputes ............        12,177        3,529      14,105        -       1,601
                                                  -------     --------     -------     ----     -------
     Total allowances for accounts
         receivable .......................       $13,427       $3,629     $14,445     $  -     $ 2,611
                                                  =======     ========     =======     ====     =======
Reserve for mine supply inventory
 obsolescence .............................       $ 3,294       $  735     $ 1,337     $  -     $ 2,692


1994
Allowance for doubtful accounts ...........       $ 1,378       $    -     $   128     $  -     $ 1,250
Allowance for pricing disputes ............         6,114        8,202       2,139        -      12,177
                                                  -------     --------     -------     ----     -------
     Total allowances for accounts
         receivable .......................       $ 7,492       $8,202     $ 2,267     $  -     $13,427
                                                  =======     ========     =======     ====     =======
Reserve for mine supply inventory
 obsolescence .............................       $ 3,811       $1,736     $ 2,253     $  -     $ 3,294





Notes:

(1) Additions to the allowance for pricing disputes are charged against coal sales in accordance with the revenue recognition policy.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairview Heights, State of Illinois on March 31, 1997.

                                       ZEIGLER COAL HOLDING COMPANY
                                       (Registrant)

                                       By:      /s/ Brent L. Motchan
                                           ------------------------------------
                                            Name: Brent L. Motchan
                                            Title: Vice President, General
                                                   Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 31, 1997.

       Signature                                             Capacity

           *                                  Chairman of the Board and Director
------------------------------------
     Michael K. Reilly

           *                                  Chief Executive Officer, President
------------------------------------          and Chand B. Vyas Director
    Chand B. Vyas                             (Principal Executive Officer)

  /s/ Paul D. Femmer                          Controller (Principal Accounting
------------------------------------          Officer)
      Paul D. Femmer


           *                                             Director
------------------------------------
     Roland E. Casati

           *                                             Director
------------------------------------
     Robert W. Ericson

           *                                             Director
------------------------------------
     John F. Manley


*By: /s/ Brent L. Motchan                            Attorney-in-Fact
------------------------------------
     Brent L. Motchan


     Original powers of attorney authorizing Brent L. Motchan to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named persons have been filed with the Securities and Exchange Commission as Exhibit
24.1 to this Report.

                                 EXHIBIT INDEX


Number                               Description
------                               -----------

3.1 Restated Certificate of Incorporation of Zeigler Coal Holding Company, as amended**

3.2          By-Laws of Zeigler Coal Holding Company

4.1          Form of certificate representing the shares of Common Stock**

4.2          Amended and Restated Credit Agreement, dated as of
             October 19, 1994, among Zeigler Coal Holding Company, certain subsidiary borrowers, certain financial institutions, Bank of America NT&SA and The First National Bank of Chicago, as arrangers, LC issuer and administrative agent***

4.3 Note Purchase Agreements, dated November 16, 1992, between Zeigler Coal Holding Company and the various purchasers named therein**

4.4          Collateral Agency and Intercreditor Agreement, dated
             November 16, 1992 among Zeigler Coal Holding Company, State Street Bank and Trust Company of Connecticut, National Association, the Lenders, the Purchasers, the Administrative Agent and the LC Issuer, as defined therein**

4.5 Indenture of Trust, dated as of December 1, 1982 between Charleston County, South Carolina and The South Carolina National Bank, as trustee with attached copies of the Letter of Credit, dated as of December 31, 1982, from Morgan Guaranty Trust Company and the Supplemental Indenture of Trust, dated April 15, 1985 related thereto**

4.6 Restated Agreement of Sale, dated as of December 1, 1982, between Charleston County, South Carolina and Massey Coal Terminal, S.C. Corporation with attached copies of the documents delivered in connection herewith**

4.7          Indenture of Trust, dated November 1, 1987, between
             Peninsula Ports Authority of Virginia and Texas Commerce Bank National Association with attached copies of the documents delivered in connection therewith**

4.8 Registration Agreement, dated as of January 31, 1985 and amended as of November 11, 1992, between the Management Group, Casati, Kinman, DSC, Heise IR, Shell and the Company, as defined therein**

10.2 Employment Agreement, dated February 24, 1993, between Zeigler Coal Holding Company and Chand B. Vyas**

10.4         Stock Purchase Agreement, dated September 8, 1992, among
             Zeigler Coal Holding Company, Shell Oil Company and Shell Energy Company, as amended**

10.5         Indemnification Agreement, dated November 23, 1992, among
             Shell Oil Company, Zeigler Coal Holding Company and subsidiaries of Zeigler Coal Holding Company listed on the signature page thereto**

10.6         1994 Stock Option Plan**

Number                                  Description
------                                  -----------

10.7        1990 Stock Appreciation Plan and amendments thereto**

10.9 Agreement for Sale and Purchase of Coal, dated as of January 1, 1971, by and between Carolina Power & Light Company, Wolf Creek Collieries, Kermit Coal Company and Massey Coal Sales Company, Incorporated, as amended*

10.10       Agreement, dated March 31, 1977, among A.T. Massey Coal
            Company, Inc. and Marrowbone Development Company and Georgia Power Company, as amended*

10.11       Coal Purchase and Sales Agreement, dated October 30,
            1987, by and between Georgia Power Company and Shell Mining Company, as amended*

10.13       Contract, dated December 16, 1993, between the United
            Mine Workers of America and the Bituminous Coal Operators**

10.14       Coal Lease, dated November 1, 1967, between the United
            States of America, through the Bureau of Land Management and Farmers Union Central Exchange, Incorporated re Buckskin Mine site (Triton Coal Company)*

10.15       Coal Lease, dated August 23, 1982 and effective as of
            September 1, 1982, between the United States of America, through the Bureau of Land Management and Shell Oil Company re Spring Draw site (Triton Coal Company)**

10.16       Coal Lease, dated December 1, 1967, between the United
            States of America, through the Bureau of Land Management and Humble Oil & Refining Company (readjusted in the name of Exxon Coal USA, Inc.) re conveyance of partial lease to Shell Mining Company (Triton Coal Company)**

10.17       Coal Lease, dated December 1, 1966, between the United
            States, through the Bureau of Land Management of America and Sentry Royalty Company (readjusted in the name of Shell Mining Company) re North Rochelle site**

10.18       Fourth Amendment dated as of April 1, 1995 to the
            Agreement for Sale and Purchase of Coal, dated as of January 1, 1985, between Carolina Power & Light Company, Wolf Creek Collieries Company, Kermit Coal Company and Massey Coal Sales Company, Incorporated, as amended.****

10.19       Amended and Restated Agreement for Sale and Purchase of
            Coal dated as of July 1, 1996, by and between Carolina Power & Light Company, as buyer, and Mountaineer Coal Development Company, d/b/a Marrowbone Development Company, and Bluegrass Coal Development Company, as sellers. *****

21.1        Subsidiaries of the Company

23.1        Consent of Deloitte & Touche LLP

24.1        Power of Attorney

* Previously filed with Registration Statement No. 33-80646 and is incorporated herein by reference. Contains material for which confidential treatment has been granted pursuant to Rule 406 under the Securities Act.

** Previously filed with Registration Statement No. 33-80646 and is incorporated herein by reference.

*** Previously filed with Form 10-K dated March 30, 1995 and is incorporated herein by reference

**** Previously filed with Form 10-Q dated November 17, 1995 and is incorporated herein by reference.

***** Previously filed with Form 8-K dated July 22, 1996 and is incorporated herein by reference. Contains material for which confidential treatment has been granted pursuant to Rule 24b-2 under the Securities Exchange Act.