Form 10-Q
period 1997-03-31
ZEIGLER COAL HOLDING CO
filed 1997-05-15
CIK 925942

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 1-13298

                          ZEIGLER COAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)



                DELAWARE                            36-3344449
         (State of incorporation)      (I.R.S. Employer Identification No.)



         50 JEROME LANE
    FAIRVIEW HEIGHTS, ILLINOIS         62208               (618)394-2400
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


As of May 9, 1997, a total of 28,326,361 shares of the Registrant's common stock were outstanding.

                          ZEIGLER COAL HOLDING COMPANY
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997



                               TABLE OF CONTENTS



ITEM                                                                     PAGE

                                     PART I


1    FINANCIAL STATEMENTS:

           Condensed Consolidated Statements of Operations - Three Months
             Ended March 31, 1997 and 1996 ..............................  2

           Condensed Consolidated Balance Sheets - March 31, 1997 and
              December 31, 1996..........................................  3

           Condensed Consolidated Statements of Cash Flows - Three Months
             Ended March 31, 1997 and 1996 ..............................  5

           Notes to Condensed Consolidated Financial Statements .........  6

2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ..........................................  7



                                    PART II


1    LEGAL PROCEEDINGS ...................................................  9

6    EXHIBITS AND REPORTS ON FORM 8-K .................................... 10


SIGNATURES ............................................................... 11

                         PART 1 - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS









                             (See following pages.)

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (Amounts in thousands, except per share amounts)



                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                             1997         1996
                                                             ----         ----
                                                      (Unaudited)  (Unaudited)
   REVENUES:
     Coal sales ....................................     $152,152     $172,923
     Other revenues ................................       12,500        8,095
                                                         --------     --------
       Total revenues ..............................      164,652      181,018
                                                         --------     --------

   COSTS AND EXPENSES:
     Cost of coal sales ............................      128,231      153,026
     Selling, general and administrative expenses ..        5,272        4,658
     Other costs and expenses ......................       11,168        5,372
                                                         --------     --------
       Total costs and expenses ....................      144,671      163,056
                                                         --------     --------

   OPERATING EARNINGS ............................         19,981       17,962

   INTEREST EXPENSE ..............................          4,111        5,777
                                                         --------     --------

   EARNINGS BEFORE TAXES ........................          15,870       12,185

   TAXES .........................................          2,856        2,072
                                                         --------     --------

   NET EARNINGS ..................................       $ 13,014     $ 10,113
                                                         ========     ========

   WEIGHTED AVERAGE SHARES OUTSTANDING ...........         28,395       28,356
                                                         ========     ========

   EARNINGS PER COMMON SHARE ....................        $   0.46     $   0.36
                                                         ========     ========



           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except per share amounts)



                                                                        March 31,      December 31,
                                                                          1997             1996
                                                                          ----             ----
                                                                       (Unaudited)          *
                           ASSETS
                           ------
CURRENT ASSETS:
  Cash and cash equivalents .......................................     $  117,348     $  108,321
  Receivables:
    Trade accounts receivable (net of allowances of $2,862 and
      $2,840) .....................................................         53,830         51,122
    Other receivables .............................................          6,013          3,974
                                                                       -----------    -----------
       Total receivables, net .....................................         59,843         55,096

Inventories:
  Coal finished goods .............................................         12,065         12,525
  Coal work in process ............................................          9,400          8,744
  Mine supplies ...................................................         19,860         20,093
                                                                       -----------    -----------
       Total inventories ..........................................         41,325         41,362

Other current assets ..............................................         14,184         13,173
                                                                        ----------     ----------
       Total current assets .......................................        232,700        217,952
                                                                        ----------     ----------
PROPERTY, PLANT AND EQUIPMENT:
  Land and mineral rights .........................................        627,408        627,369
  Prepaid royalties ...............................................         21,980         21,705
  Plant and equipment .............................................        495,957        493,962
                                                                        ----------     ----------
       Total at cost ..............................................      1,145,345      1,143,036
  Less - Accumulated depreciation, depletion and amortization .....       (333,329)      (324,166)
                                                                        ----------     ----------
  Property, plant and equipment, net ..............................        812,016        818,870
                                                                        ----------     ----------
OTHER LONG-TERM ASSETS ............................................         13,022         13,803
                                                                        ----------     ----------

TOTAL ASSETS ......................................................     $1,057,738     $1,050,625
                                                                        ==========     ==========


* Condensed from audited financial statements.



           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except per share amounts)


                                                                      March 31,      December 31,
                                                                        1997             1996
                                                                        ----             ----
                                                                     (Unaudited)           *
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade ................................        $   34,927       $   38,895
  Dividends payable .......................................             2,130            2,128
  Taxes payable ...........................................            27,716           24,740
  Accrued payroll .........................................            21,146           23,807
  Other accrued expenses ..................................            48,772           43,452
                                                                   ----------       ----------
        Total current liabilities .........................           134,691          133,022
LONG-TERM DEBT ............................................           344,770          344,770
ACCRUED POSTRETIREMENT BENEFIT OBLIGATIONS ................           247,398          245,385
ACCRUED PNEUMOCONIOSIS BENEFITS ...........................            45,134           46,256
ACCRUED MINE CLOSING COSTS ................................            70,368           75,663
DEFERRED TAXES ............................................            14,771           13,033
OTHER LONG-TERM LIABILITIES ...............................            56,747           59,890

COMMITMENTS AND CONTINGENCIES .............................                 -                -
                                                                   ----------       ----------

        Total liabilities .................................           913,879          918,019
                                                                   ----------       ----------

SHAREHOLDERS' EQUITY:
  Common stock - $0.01 par value - authorized shares,
    50,000; issued shares, 28,404 at March 31, 1997 and
    28,377 at December 31, 1996............................               284              284
  Capital in excess of par value ..........................            72,576           72,191
  Retained earnings .......................................            70,999           60,131
                                                                   ----------       ----------
        Total shareholders' equity ........................           143,859          132,606
                                                                   ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................        $1,057,738       $1,050,625
                                                                   ==========       ==========


* Condensed from audited financial statements.


           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                 1997                     1996
                                                                                 ----                     ----
                                                                              (Unaudited)              (Unaudited)
OPERATING ACTIVITIES:
  Net earnings ......................................................            $ 13,014                $ 10,113
                                                                                 --------                --------
  Adjustments for differences between net earnings and cash
    flows from operating activities:
      Depreciation, depletion and other amortization ................              14,348                  14,896
      Mine closing costs ............................................              (5,615)                 (2,554)
      Stock appreciation units ......................................              (3,534)                 (3,349)
      Deferred taxes ................................................               1,849                   1,341
      Gain on sales of property, plant and equipment ................              (2,290)                   (642)
      Other, net ....................................................              (1,765)                 (1,658)
      Changes in working capital components:
        Increase in receivables .....................................              (2,572)                 (6,404)
        Increase in inventories .....................................                 (98)                 (2,954)
        Increase in other current assets ............................              (1,124)                 (8,493)
        Decrease in accounts payable - trade ........................              (3,968)                 (7,074)
        Increase in accrued expenses and other current
          liabilities ...............................................              13,169                  25,584
                                                                                 --------                --------
            Net decrease in working capital .........................               5,407                     659
                                                                                 --------                --------
      Total adjustments to net earnings..............................               8,400                   8,693
                                                                                 --------                --------
    Net cash provided by operating activities .......................              21,414                  18,806
                                                                                 --------                --------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment ........................              (8,787)                 (7,011)
  Cash paid for sale of Indiana assets ..............................              (4,000)                 (7,000)
  Proceeds from sales of property, plant and equipment ..............               2,159                   1,051
                                                                                 --------                --------
    Net cash used in investing activities ...........................             (10,628)                (12,960)
                                                                                 --------                --------

FINANCING ACTIVITIES:
  Payment of dividends ..............................................              (2,128)                 (1,418)
  Other .............................................................                 369                      23
                                                                                 --------                --------
    Net cash used in financing activities ...........................              (1,759)                 (1,395)
                                                                                 --------                --------

    Net increase in cash and cash equivalents .......................               9,027                   4,451
    Cash and cash equivalents, beginning of period ..................             108,321                  13,119
                                                                                 --------                --------
    Cash and cash equivalents, end of period ........................            $117,348                $ 17,570
                                                                                 ========                ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash (received) paid for interest, net of amounts capitalized .....               $(221)                 $1,465
  Cash paid (received) for income taxes, net of refunds .............                 147                    (527)



           See notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Zeigler Coal Holding Company and subsidiaries (the "Company") at March 31, 1997 and 1996 and for the three month periods then ended, and the notes thereto, are unaudited and do not include all of the disclosures required under generally
accepted accounting principles.   However, in the opinion of management, all
adjustments which are necessary for a fair presentation of the financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 1996 and for the year then ended.

     The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORIES

     Inventories have been valued using the average cost method and are stated at the lower of cost or market.

3.   NET EARNINGS PER COMMON SHARE

     Net earnings per common share is determined by dividing the weighted average number of common shares outstanding during the period into net earnings.

4.   CONTINGENCIES

     See Part II, Item 1., "Legal Proceedings".

5.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


                 THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO
                     THE THREE MONTHS ENDED MARCH 31, 1996

RESULTS OF OPERATIONS

     COAL OPERATIONS

     Coal sales totaled $152.2 million in the first quarter of 1997, a decrease of 12% compared to the first quarter of 1996. This decline was largely due to the 1996 closings of two high-sulfur coal mines in Illinois, Old Ben Mine #24 and Old Ben Mine #26; the October 1996 closing of Old Ben Mine #20 in West Virginia; and the December 1996 expiration of Triton Coal Company's above-market coal supply contract with Western Farmers Electric Cooperative.

     Operating earnings from coal operations increased 21% to $24.0 million in the first quarter of 1997. This increase reflected productivity improvements, cost containment, and revised estimates of mine closing obligations. These factors were partially offset by reduced operating earnings related to the decline in coal sales described above.

                                            Quarter Ended March 31,
                                           --------------------------
                                            1997               1996
                                           -------            -------
                                                  (In millions)

     Coal sales                             $152.2             $172.9
     Cost of coal sales                      128.2              153.0
                                            ------             ------
       Operating earnings                   $ 24.0             $ 19.9
                                            ======             ======

     Tons sold                                 8.5                9.0



     OTHER OPERATIONS

     Other revenues for the first three months of 1997 and 1996 were largely derived from electricity and natural gas trading, terminalling, royalties and rents from land and mineral interests, and sales of surplus properties. The increase in other revenues and other costs and expenses in the first three months of 1997 compared to the same period in 1996 primarily reflected the commencement of trading activities at EnerZ Corporation, the Company's new energy trading and marketing subsidiary.


                                            Quarter Ended March 31,
                                           --------------------------
                                            1997               1996
                                           -------            -------
                                                  (In millions)

     Other revenues                         $ 12.5             $  8.1
     Other costs and expenses                 11.2                5.4
                                            ------             ------
       Operating earnings                   $  1.3             $  2.7
                                            ======             ======

     INTEREST EXPENSE

     Interest expense (net) decreased $1.7 million in 1997 primarily due to interest earned on higher cash balances.

     TAXES

     Higher pretax earnings were chiefly responsible for the increase in taxes from the first quarter of 1996 to 1997. The Company's effective tax rate was 18% in 1997, and 17% in 1996, mainly due to greater use of tax carryforwards in both years.


FINANCIAL CONDITION

     The Company's operations continue to be a major source of liquidity. At March 31, 1997, cash and cash equivalents totaled $117.3 million. Working capital amounted to $98.0 million at that date. Net cash provided by operating activities rose to $21.4 million in the first quarter of 1997, compared to $18.8 million for the same period of 1996. This improvement was primarily due to lower accounts receivable and inventory balances at March 31, 1997, in addition to interest earned on higher cash balances.

     Net cash used in investing activities totaled $10.6 million during the first quarter of 1997, compared to $13.0 million for the same period in 1996. This decrease reflected a larger cash payment in 1996 related to the sale of two mines in Indiana. The Company expects capital additions during 1997 to total approximately $90.0 million to $100.0 million, including approximately $50.0 million for continued development of the North Rochelle mine. This excludes acquisitions and anticipated expenditures associated with development of the proposed commercial LFC plant in the Powder River Basin.

     Net cash used in financing activities totaled $1.8 million in the first three months of 1997 compared to $1.4 million for the same period of 1996, primarily due to higher dividend payments in 1997. At March 31, 1997, the Company's net debt to total capital was 61% compared to 78% at March 31, 1996, largely due to increased earnings and cash flows.

        Other sources of liquidity included a $200.0 million revolving credit facility. At March 31, 1997, the Company had used $37.3 million for outstanding letters of credit issued under this facility. Also, at that date, the Company was negotiating a new credit facility to replace the existing Credit Agreement. The Company believes that it has the financial resources and borrowing capacity needed to meet business requirements in the foreseeable future.


OUTLOOK

     "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995 - The following Outlook and other items of this Report on Form 10-Q contain forward-looking statements that are subject to risks and uncertainties inherent in the Company's business. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein and elsewhere in documents filed with the Securities and Exchange Commission, including, without limitation, the Company's Forms 10-K and 10-Q. Forward-looking statements made by the Company are used to describe business operations that fall into six areas of operation. Those operations are subject to factors that can negatively or positively affect the Company's results including, without limitation, the following: weather; unexpected maintenance problems; variations in coal seam thickness, amount of overburden, rock and other natural materials; disruption of transportation services; labor problems; disputes and/or interruption of deliveries under coal contracts due to circumstances affecting the customer; permitting and other regulatory uncertainties; financing risks; legal proceedings; engineering and construction risks; regulatory changes that limit or slow the advance of deregulation in the utility marketplace; competition in the wholesale power market; interruptions and uncertainties relating to fuel supply and transportation; and other conditions.

     Estimates for 1997 - Management estimates that total 1997 revenues will range between $700.0 and $750.0 million. Revenue growth in the power, asset management, and environmental and engineering segments is expected to help offset the decline in coal sales attributable to mine closings and contract expirations. The Company's five largest customers are expected to account for approximately 52% of total 1997 revenues.

     Management has targeted further productivity gains in 1997 for the coal segment, as well as reductions in reclamation, interest and long-term employee benefit costs. Selling, general and administrative expenses are expected to rise because of increased business development activity. The Company's estimated effective tax rate for 1997 is approximately 18%. In addition to planned capital expenditures described above, strategic investments will be considered on a case-by-case basis. Depreciation, depletion and amortization expense is expected to range between $60 and $70 million for the year.


                          PART II - OTHER INFORMATION


                           ITEM 1.  LEGAL PROCEEDINGS


     The Company incorporates herein by reference the "Legal Proceedings" section on page 28, and Note 16, beginning on page 60, of its Form 10-K for the fiscal year ended December 31, 1996.

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

     The two suits were subsequently consolidated, and the plaintiffs filed an amended consolidated complaint. The Company and the individual defendants have denied the allegations that they violated the federal securities laws and have vigorously defended these cases. Following rulings denying defendants' motion to dismiss and the plaintiffs' motion for certification of the case as a class action, the Company and its insurer reached an agreement with plaintiffs' counsel to settle the claims of all members of the putative class. The court held a hearing on May 1, 1997, at which time it entered an order approving the settlement and dismissing plaintiffs' complaint with prejudice. This settlement will not have a material adverse effect on the Company's consolidated results of operations or financial position.

     Cajun Electric Power Cooperative - On December 21, 1994, Cajun Electric Power Cooperative Inc. ("Cajun") filed with the U.S. Bankruptcy Court for the Middle District of Louisiana (the "Bankruptcy Court") for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Triton Coal
Company has a requirements contract (the "Triton Contract") with Cajun through Western Fuels Association, Inc., with a term extending through the life
of Big Cajun Plant No. 2.   During 1996, Triton Coal Company shipped 5.0 million
tons of coal to Cajun (representing 3.0% of the Company's total consolidated revenues), while 1995 shipments to Cajun totaled 5.8 million tons. To date during the bankruptcy, Triton has continued to ship coal to Cajun and Cajun has continued to pay for such coal. The price for coal sold under the Triton Contract is above the market price for this coal. The Triton Contract provides for a price reopener effective January 1, 1998.

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

     Janet Saad-Cook et al. v. Zeigler Coal Holding Company and R. & F. Coal Company - In March, 1995, plaintiff filed a lawsuit against the Company and its
subsidiary, R. & F. Coal Company.   The complaint includes several causes of
action based on alleged actions of the defendant companies involving fraud, deceit, misrepresentation, and tortuous breach of contract with respect to two coal mining leases made among the plaintiffs and R. & F. Coal Company. The plaintiffs' complaint has since been amended to add Bluegrass Coal Development Company as a named defendant, to eliminate the allegations that the defendants' behavior violated the U.S. Racketeer Influenced and Corrupt Organizations Act and to include additional causes of action involving trespass and breach of lease. The defendant companies have denied the allegations in the complaint, believe they have meritorious defenses to plaintiffs' claims, and intend to
defend vigorously against the claims.   The Company believes that Shell Oil
Company is obligated to indemnify the Company against any loss (over certain minimum amounts) that the Company may incur as a result of plaintiffs' claims in the litigation and has given Shell notice thereof in accordance with the terms of the purchase agreement under which the Company acquired Shell Mining companies. The Company believes that ultimate resolution of the claims in the lawsuit will have no material adverse effect on the Company's consolidated results of operations or financial position.

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



                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.   Reports on Form 8-K

     The Company filed no Reports on Form 8-K during the quarter ended March 31, 1997.

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



                                      ZEIGLER COAL HOLDING COMPANY
                                      ----------------------------
                                               (Registrant)


             May 14, 1997                 /s/ Paul D. Femmer
                                      ----------------------------
                                              Paul D. Femmer
                                                Controller
                                      (Principal Accounting Officer
                                       and duly authorized officer)