Form 10-Q
period 1997-06-30
ZEIGLER COAL HOLDING CO
filed 1997-08-14
CIK 925942

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 1-13298

                          ZEIGLER COAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)



           DELAWARE                                 36-3344449
    (State of incorporation)           (I.R.S. Employer Identification No.)



           50 JEROME LANE
     FAIRVIEW HEIGHTS, ILLINOIS       62208              (618)394-2400
(Address of principal executive     (Zip Code)      (Registrant's telephone
         offices)                                 number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days.   [x] Yes   [  ] No


As of July 31, 1997, a total of 28,167,261 shares of the Registrant's common stock were outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
          (Amounts in thousands, except per share amounts; unaudited)


                                                               Three Months                 Six  Months
                                                            ------------------           ------------------
                                                              1997      1996               1997      1996
                                                            --------  --------           --------  --------
Revenues:
  Coal sales ....................................           $141,691  $174,120           $293,843  $347,043
  Other revenues ................................             41,712     8,581             54,212    16,676
                                                            --------  --------           --------  --------
    Total revenues ..............................            183,403   182,701            348,055   363,719
                                                            --------  --------           --------  --------

Costs and expenses:
  Cost of coal sales ............................            112,302   151,609            240,533   304,635
  Other costs and expenses ......................             43,711     5,065             54,879    10,437
  Selling, general and administrative expenses ..              4,887     4,865             10,159     9,523
                                                            --------  --------           --------  --------
    Total costs and expenses ....................            160,900   161,539            305,571   324,595
                                                            --------  --------           --------  --------

Operating earnings ..............................             22,503    21,162             42,484    39,124

Interest expense, net ...........................              4,526     5,875              8,637    11,652
                                                            --------  --------           --------  --------

Earnings before taxes ...........................             17,977    15,287             33,847    27,472

Taxes ...........................................              3,234     2,613              6,090     4,685
                                                            --------  --------           --------  --------

Net earnings ....................................            $14,743   $12,674            $27,757   $22,787
                                                            ========  ========           ========  ========

Earnings per common share .......................              $0.52     $0.45              $0.98     $0.80
                                                            ========  ========           ========  ========

Weighted average shares outstanding .............             28,289    28,360             28,342    28,358
                                                            ========  ========           ========  ========

          See accompanying notes to consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except per share amounts)



                                                                                June 30,             December 31,
                                                                                  1997                   1996
                                                                              -----------            ------------
                                                                              (Unaudited)                 *
                                 ASSETS
CURRENT ASSETS:
  Cash and equivalents .............................................           $   96,750            $  108,321
  Receivables:
    Accounts receivable, less allowances of $1,666 and $2,840 ......               67,162                51,122
    Other receivables ..............................................                4,448                 3,974
                                                                               ----------            ----------
      Total receivables, net .......................................               71,610                55,096

  Inventories:
    Coal finished goods ............................................               16,362                12,525
    Coal work in process ...........................................               10,831                 8,744
    Mine supplies ..................................................               18,906                20,093
                                                                               ----------            ----------
      Total inventories ............................................               46,099                41,362

  Other current assets .............................................               15,685                13,173
                                                                               ----------            ----------
      Total current assets .........................................              230,144               217,952
                                                                               ----------            ----------

PROPERTY, PLANT AND EQUIPMENT:
  Land and mineral rights ..........................................              626,169               627,369
  Prepaid royalties ................................................               22,154                21,705
  Plant and equipment ..............................................              506,231               493,962
                                                                               ----------            ----------
      Total at cost ................................................            1,154,554             1,143,036
  Less - Accumulated depreciation, depletion and amortization ......            (345,515)             (324,166)
                                                                               ----------            ----------
      Property, plant and equipment, net ...........................              809,039               818,870
                                                                               ----------            ----------

OTHER ASSETS .......................................................               12,673                13,803
                                                                               ----------            ----------

TOTAL ASSETS .......................................................           $1,051,856            $1,050,625
                                                                               ==========            ==========

* Condensed from audited financial statements.

          See accompanying notes to consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except per share amounts)


                                                                           June 30,        December 31,
                                                                             1997              1996
                                                                          ----------       ------------
                                                                          (Unaudited)           *
            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...............................................        $   49,987        $   38,895
  Dividends payable ..............................................             2,112             2,128
  Taxes payable ..................................................            23,572            24,740
  Accrued payroll ................................................            20,906            23,807
  Other accrued expenses .........................................            35,146            43,452
                                                                          ----------        ----------
      Total current liabilities ..................................           131,723           133,022
LONG-TERM DEBT ...................................................           344,142           344,770
ACCRUED POSTRETIREMENT BENEFIT OBLIGATIONS .......................           248,495           245,385
ACCRUED PNEUMOCONIOSIS BENEFITS ..................................            39,150            46,256
ACCRUED MINE CLOSING COSTS .......................................            65,829            75,663
DEFERRED TAXES ...................................................            16,799            13,033
OTHER LONG-TERM LIABILITIES ......................................            55,079            59,890
                                                                          ----------        ----------
      Total liabilities ..........................................           901,217           918,019
                                                                          ----------        ----------

SHAREHOLDERS' EQUITY:
  Preferred stock - $0.01 par value per share - authorized
    shares, 1,000 -  issued shares, none .........................                 -                 -
  Common stock - $0.01 par value - authorized shares, 50,000 -
    issued shares, 28,410 shares and 28,377 shares ...............               284               284
  Capital in excess of par value .................................            72,673            72,191
  Retained earnings ..............................................            83,630            60,131
  Treasury stock .................................................            (5,948)                -
                                                                          ----------        ----------
Total shareholders' equity .......................................           150,639           132,606
                                                                          ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................        $1,051,856        $1,050,625
                                                                          ==========        ==========


* Condensed from audited financial statements.

          See accompanying notes to consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                       (Amounts in thousands; unaudited)

                                                                     1997      1996
                                                                  ---------  --------
OPERATING ACTIVITIES:
  Net  earnings ................................................. $  27,757  $ 22,787
  Adjustments for differences between net earnings and
    cash flows from operating activities:
      Depreciation, depletion, and amortization .................    28,764    29,725
      Other noncash items .......................................   (20,491)   (4,420)
      Net  increase in working capital ..........................   (17,954)  (15,402)
                                                                  ---------  --------
        Net cash provided by operating activities ...............    18,076    32,690
                                                                  ---------  --------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment ....................   (20,606)  (13,016)
  Cash paid in connection with sale of Indiana assets ...........    (4,000)   (7,000)
  Proceeds from sales of property, plant and equipment ..........     5,327     2,835
                                                                  ---------  --------
    Net cash (used in) investing activities ....................    (19,279)  (17,181)
                                                                  ---------  --------

FINANCING ACTIVITIES:
  Payment of dividends ..........................................    (4,258)   (2,836)
  Purchase of treasury stock ....................................    (5,998)        -
  Other .........................................................      (112)       58
                                                                  ---------  --------
    Net cash (used in) financing activities .....................   (10,368)   (2,778)
                                                                  ---------  --------

INCREASE (DECREASE)  IN CASH AND EQUIVALENTS ....................   (11,571)   12,731
Beginning cash and equivalents ..................................   108,321    13,119
                                                                  ---------  --------
ENDING CASH AND EQUIVALENTS ..................................... $  96,750  $ 25,850
                                                                  =========  ========

          See accompanying notes to consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (Amounts in thousands; unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments include normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.   REDUCTIONS OF LIABILITIES

     The results of operations for the three and six month periods ended June 30, 1997 were significantly impacted by changes in accounting estimates of liabilities. In the quarter ended June 30, 1997, management reduced the recorded liabilities for pneumoconiosis benefits, mine closing costs, post-retirement benefits and other items by $5,725, $4,281, $1,417 and 900, respectively. The downward revisions of pneumoconiosis and post-retirement benefit estimates were based on the results of preliminary 1997 studies by the Company's independent actuaries. The lower estimate of mine closing costs reflects changes in management's plans for the reclamation of properties in Illinois and Kentucky. In the quarter ended March 31, 1997, management reduced the liabilities for mine closing costs, lost coal claims and pneumonconiosis benefits by $4,748, $2,000 and 750, respectively, primarily to account for the effects of settlements negotiated with current and former landowners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Revenues - Total revenues were $183.4 million for the quarter ended June 30, 1997 compared to $182.7 million for the same period in 1996. Coal sales declined $32.4 million, or 19%, in the second quarter of 1997 due to the 1996 closings of Old Ben Mine #24, Old Ben Mine #26, and Old Ben Mine #20, the 1996 expiration of a coal supply contract with Western Farmers Electric Cooperative, and lower sales to Shell Coal International Limited because of a contract dispute which, subsequent to June 30, 1997, has been settled by an amendment to the contract. Other revenues increased $33.1 million for the quarter ended June 30, 1997, reflecting the first full quarter of power and gas trading revenues at the Company's new energy trading and marketing subsidiary, EnerZ Corporation ("EnerZ").

     Total revenues were $348.1 million for the first six months of 1997, down 4% from total revenues of $363.7 million for the first half of 1996. Coal sales decreased $53.2 million, or 15%, versus one year earlier primarily due to the mine closings, contract expiration and contract dispute described above. Other revenues were up $37.5 million during the period, primarily reflecting the January 1997 commencement of EnerZ's power and gas trading activities.

     Operating earnings - Operating earnings increased $1.3 million, or 6%, during the quarter ended June 30, 1997, and $3.4 million, or 9%, during the six months then ended, versus the same periods a year ago. Operating earnings for the coal segment were up $6.9 million, or 31%, in the second quarter and $10.9 million, or 26%, for the first half of the year. The $6.9 million and $10.9 million improvements reflect the impact of productivity enhancement programs, changes in estimates for mine closing, employee benefit obligations and lost coal claims, and the effects in 1996 of shipping disruptions on the Company's Carolina Power & Light Company and Georgia Power Company coal supply contracts, which more than offset the effect on operating earnings of the decline in coal revenues described above. Operating earnings for Zeigler's other segments were down a combined $5.5 million for the quarter and $6.9 million for the first half of 1997, resulting in operating losses of $2.0 million and $.8 million, respectively. The technology segment was impacted by the December 1996 expiration of Department of Energy co-funding of the clean coal demonstration plant in Wyoming. In the power segment, EnerZ had net trading losses in both periods. Operating earnings for the asset management segment were down for the quarter and year to date due to reduced sales of surplus assets, and lower throughput and higher costs at the terminals compared to 1996.

        A significant portion of the Company's operating income in 1997 is attributable to the reduction in certain liability reserves resulting from the reassessment of those reserves. (See "Reduction of Liabilities" above). The Company's coal mining business, without the impact of such liability reserve reductions, had operating income of approximately $33.5 million during the first six months of 1997 and $42.4 million during the first six months of 1996. It is uncertain that similar savings will continue to result after 1997 from reductions in liability reserves. The Company's ability to sustain and increase the income levels reported for the first six months of 1997 in future periods after 1997 is therefore dependent in large part on the Company's success in effecting acquisitions and investments that will enhance earnings and on the Company's coal and non-coal business segments achieving significant improvement in profit levels.

FINANCIAL CONDITION

     A comparison of key elements of the Company's financial condition at the end of the second quarter, as compared to the end of the prior year, follows:


                                             June 30,    December 31,
                                              1997          1996
                                             -------     ------------

Working capital (in thousands)               $98,421       $84,930
Current ratio                                   1.75          1.64
Total debt to total capital                    69.6%         72.2%
Net debt to net capital                        62.2%         64.1%

     The Company's interest coverage ratio (operating earnings, divided by interest expense) was 3.8 times for the six months ended June 30, 1997 compared to 3.4 times for the same period one year earlier. The increase in the interest coverage ratio reflects earnings growth and a reduction in interest rates.

     Cash and equivalents decreased $11.6 million during the six months ended June 30, 1997. Cash flow provided by operating activities of $18.1 million and existing cash reserves were used to fund $20.6 million of capital expenditures and $6.0 million of treasury stock purchases.

     The Company has the financial capacity available for reinvestment in existing businesses and strategic acquisitions. In the second quarter, the Company made progress in completing a new credit facility which, when it becomes effective, will replace the Company's existing $200.0 million revolving credit facility.

FORWARD LOOKING STATEMENTS

     Statements in this Report that are not strictly historical may be "forward-looking" statements that are subject to risks and uncertainties inherent in the Company's business. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties, including those set forth herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company's operations are subject to factors that can negatively or positively affect the Company's results including, without limitation, the following: weather; unexpected maintenance problems; variations in coal seam thickness, amount of overburden, rock and other natural materials; disruption of transportation services; labor problems; disputes and/or interruption of deliveries under coal contracts due to circumstances affecting the customer; permitting and other regulatory uncertainties; financing risks; legal proceedings; engineering and construction risks; regulatory changes that limit or slow the advance of deregulation in the utility marketplace; competition in the wholesale power market; interruptions and uncertainties relating to fuel supply and transportation; and other conditions.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company incorporates herein by reference the "Legal Proceedings" section beginning on page 9 of its Form 10-Q for the quarter ended March 31, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Shareholders of the Company was held on May 6, 1997.

b) At the Annual Meeting of Shareholders, the following matters were submitted to a vote of the Shareholders of the Company:

   1. The election of five directors to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:

     Director                  Votes For      Votes Withheld
     --------                  ---------      --------------
Roland E. Casati              26,951,146          58,571
Robert W. Ericson             26,951,132          58,581
John F. Manley                26,951,146          58,571
Michael K. Reilly             26,951,146          58,571
Chand B. Vyas                 26,951,146          58,571

     2. The ratification of the appointment of Deloitte & Touche LLP as the Company's independent public auditors for the 1997 fiscal year:


    Votes For          Votes Against      Votes Withheld
    ---------          -------------      --------------
   26,980,117               8,920            20,680


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

b) Reports on Form 8-K

   The Company filed no Reports on Form 8-K during the quarter ended June 30, 1997.

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



                                    ZEIGLER COAL HOLDING COMPANY
                                    ----------------------------
                                           (Registrant)


          August 14, 1997                /s/ Paul D. Femmer
                                    ----------------------------
                                             Paul D. Femmer
                                               Controller
                                    (Principal Accounting Officer
                                     and duly authorized officer)