Form 10-Q
period 1997-09-30
ZEIGLER COAL HOLDING CO
filed 1997-11-10
CIK 925942

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 1-13298

                          ZEIGLER COAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)




       DELAWARE                                                           36-3344449
(State of incorporation)                                      (I.R.S. Employer Identification No.)



     50 JEROME LANE
FAIRVIEW HEIGHTS, ILLINOIS                        62208                  (618)394-2400
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


As of October 31, 1997, a total of 28,185,191 shares of the Registrant's common stock were outstanding.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


















                                  (see page 2)

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
          (Amounts in thousands, except per share amounts; unaudited)



                                                                      Three Months                       Nine  Months
                                                                ------------------------            ----------------------
                                                                   1997           1996                1997         1996
                                                                ---------       --------            ----------   ---------
Revenues
 Coal sales ...................................................  $151,491       $186,662            $445,334     $533,705
 Energy trading revenues ......................................    81,019              -             118,897            -
 Other revenues ...............................................     5,695          6,560              22,029       23,236
                                                                 --------       --------            --------     --------
     Total revenues ..........................................    238,205        193,222             586,260      556,941
                                                                 --------       --------            --------     --------

Costs and expenses
 Cost of coal sales ...........................................   120,336        156,616             360,869      461,251
 Energy trading costs .........................................    83,166              -             122,723            -
 Other costs and expenses .....................................     7,827          5,509              23,149       15,946
 Selling, general and administrative expenses .................     1,303          5,132              11,462       14,655
                                                                 --------       --------            --------     --------
     Total costs and expenses ................................    212,632        167,257             518,203      491,852
                                                                 --------       --------            --------     --------

Operating earnings ...........................................     25,573         25,965              68,057       65,089

Interest expense, net ........................................      4,075          5,494              12,712       17,146
                                                                 --------       --------            --------     --------

Earnings before taxes ........................................     21,498         20,471              55,345       47,943

Taxes ........................................................      3,869          3,480               9,959        8,165
                                                                 --------       --------            --------     --------

Net earnings .................................................   $ 17,629       $ 16,991            $ 45,386     $ 39,778
                                                                 ========       ========            ========     ========


Earnings per common share ....................................   $   0.63       $   0.60            $   1.60     $   1.40
                                                                 ========       ========            ========     ========


Weighted average shares outstanding ..........................     28,179         28,361              28,287       28,359
                                                                 ========       ========            ========     ========

     See accompanying notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)



                                                                   September 30,       December 31,
                                                                       1997               1996
                                                                     ----------       ------------
                                                                     (Unaudited)
                              ASSETS
                              ------
CURRENT ASSETS
 Cash and equivalents .........................................      $  118,544         $  108,321
 Restricted cash ..............................................         145,800                  -
 Receivables
  Accounts receivable, less allowances of $2,123 and $2,840 ...          69,696             51,122
  Other receivables ...........................................           4,281              3,974
                                                                     ----------         ----------
     Total receivables, net ...................................          73,977             55,096

Inventories
 Coal finished goods ..........................................           8,900             12,525
 Coal work in process .........................................          13,238              8,744
 Mine supplies ................................................          19,820             20,093
                                                                     ----------         ----------
     Total inventories ........................................          41,958             41,362

Other current assets ..........................................          18,037             13,173
                                                                     ----------         ----------
     Total current assets .....................................         398,316            217,952
                                                                     ----------         ----------

PROPERTY, PLANT AND EQUIPMENT
 Land and mineral rights ......................................         633,614            627,369
 Prepaid royalties ............................................          20,834             21,705
 Plant and equipment ..........................................         522,177            493,962
                                                                     ----------         ----------
     Total at cost ............................................       1,176,625          1,143,036
Less - Accumulated depreciation, depletion and amortization ...        (357,913)          (324,166)
                                                                     -----------        -----------
     Property, plant and equipment, net ......................          818,712            818,870
                                                                     ----------         ----------

OTHER ASSETS .................................................           13,317             13,803
                                                                     ----------         ----------

TOTAL ASSETS .................................................       $1,230,345         $1,050,625
                                                                     ==========         ==========


     See accompanying notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)


                                                                   September 30,         December 31,
                                                                       1997                 1996
                                                                   -------------         ------------
                                                                    (Unaudited)
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES
 Current portion of long-term debt ..........................        $  145,800         $        -
 Accounts payable ...........................................            62,875             38,895
 Dividends payable ..........................................             2,114              2,128
 Taxes payable ..............................................            22,931             24,740
 Accrued payroll ............................................            22,183             23,807
 Other accrued expenses .....................................            46,035             43,452
                                                                     ----------         ----------
     Total current liabilities ..............................           301,938            133,022

LONG-TERM DEBT .............................................            344,142            344,770

ACCRUED POSTRETIREMENT BENEFIT OBLIGATIONS .................            250,120            245,385

ACCRUED PNEUMOCONIOSIS BENEFITS ............................             36,781             46,256

ACCRUED MINE CLOSING COSTS .................................             60,539             75,663

DEFERRED TAXES .............................................             19,224             13,033

OTHER LONG-TERM LIABILITIES ................................             51,170             59,890
                                                                     ----------         ----------
     Total liabilities .....................................          1,063,914            918,019
                                                                     ----------         ----------

SHAREHOLDERS' EQUITY
Preferred stock - $0.01 par value per share - authorized
  shares, 1,000 -  issued shares, none .....................                  -                  -
Common stock - $0.01 par value - authorized shares, 50,000 -
  issued shares, 28,429 shares and 28,377 shares ...........                284                284
Capital in excess of par value .............................             72,950             72,191
Retained earnings ..........................................             99,145             60,131
Cost of common stock in treasury, 244 shares in 1997 .......             (5,948)                 -
                                                                     ----------         ----------
     Total shareholders' equity ............................            166,431            132,606
                                                                     ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................         $1,230,345         $1,050,625
                                                                     ==========         ==========


     See accompanying notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                       (Amounts in thousands; unaudited)



                                                                    1997           1996
                                                                  ---------     ---------
OPERATING ACTIVITIES
 Net earnings ..................................................  $  45,386     $  39,778
 Adjustments for differences between net earnings and cash flows from operating activities
       Depreciation, depletion, and amortization ...............     42,946        45,163
       Other noncash items .....................................    (28,165)      (10,246)
       Net decrease in working capital .........................      5,884        27,536
                                                                  ---------     ---------
          Net cash provided by operating activities ............     66,051       102,231
                                                                  ---------     ---------

INVESTING ACTIVITIES
 Additions to property, plant and equipment ....................    (45,687)      (19,867)
 Cash paid in connection with sale of Indiana assets ...........     (4,000)       (7,000)
 Proceeds from sales of property, plant and equipment ..........      6,062         4,407
                                                                  ---------     ---------
          Net cash (used in) investing activities ..............    (43,625)      (22,460)
                                                                  ---------     ---------

FINANCING ACTIVITIES
 Proceeds from debt refinancing ................................    145,800             -
 Funds deposited in escrow for retirement of debt ..............   (145,800)            -
 Payment of dividends ..........................................     (6,370)       (4,254)
 Purchases of treasury stock ...................................     (5,998)            -
 Other .........................................................        165            68
                                                                  ---------     ---------
          Net cash (used in) financing activities ..............    (12,203)       (4,186)
                                                                  ---------     ---------

INCREASE IN CASH AND EQUIVALENTS ...............................     10,223        75,585
Beginning cash and equivalents .................................    108,321        13,119
                                                                  ---------     ---------
ENDING CASH AND EQUIVALENTS ....................................  $ 118,544     $  88,704
                                                                  =========     =========


     See accompanying notes to condensed consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (AMOUNTS IN THOUSANDS; UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.   CHANGES IN ESTIMATES

     The results of operations for the three and nine month periods ended September 30, 1997 were significantly impacted by changes in accounting estimates for certain liabilities. For the three and nine month periods ended September 30, 1997, management reduced the accounting liability estimates for mine closing and related costs and pneumoconiosis benefits as follows:


                          Three Months Ended      Nine Months Ended
                           September 30,1997      September 30,1997
                          ------------------      -----------------
Mine closing and related
costs                         $ 9,800                $21,700
Pneumoconiosis benefits         2,100                  8,600
                              -------                -------
     Total                    $11,900                $30,300
                              =======                =======

The reduction in estimated mine closing and related costs reflects a decrease in planned reclamation expenditures in combination with settlements and other favorable events related to various landowner and customer claims exposures.
The obligation for pneumoconiosis benefits declined based on the results of a 1997 actuarial study by the Company's independent actuaries. The impact of the liability reduction on 1997 earnings has been allocated over the year. The reduction in the pneumoconiosis liability primarily reflected continued favorable trends in claims incidence rates.

3.   DEBT

     Refunding of Industrial Revenue Bonds. In August 1997, the Company completed the refunding of its industrial revenue bonds. The refunded industrial revenue bonds are floating rate obligations issued by the Peninsula Ports Authority of Virginia ($115.0 million) and Charleston County, South Carolina ($30.8 million). Both obligations are now backed by letters of credit issued by Bank of America National Trust and Savings Association under the Company's revolving credit facility. These refundings served to extend the maturities of the industrial revenue bonds and to release Shell Oil Company from its guarantees of the underlying obligations. The principal of the obligation by the Peninsula Ports Authority of Virginia is now due in one lump-sum payment on May 1, 2022 and the principal of the obligation by Charleston County, South Carolina is now due in one lump-sum payment on August 1, 2028. Interest on these obligations is payable monthly. The weighted average interest rate for the borrowings was 3.76% as of September 30, 1997. The proceeds from these refundings ($145.8 million) were placed in an interest bearing escrow account and will be used to redeem the prior industrial revenue bonds on or about November 13, 1997.

     New Credit Agreement. In April 1997, the Company executed a new Credit Agreement (the "New Credit Agreement") with certain financial institutions, which provides for senior revolving credit and letter of credit facilities aggregating $700.0 million. Interest on the revolving credit facility is paid in arrears based on rates which fluctuate based on the prime rate or a certain Interbank Offer Rate, as the Company may elect. Amounts outstanding under the New Credit Agreement are not secured. The New Credit Agreement and the facilities thereunder terminate five years from the initial advance. The New Credit Agreement requires the Company to maintain a minimum net worth and a maximum long-term debt to EBITDA ratio, and contains other customary covenants and customary events of default. Effectiveness of the New Credit Agreement is subject to certain conditions, including payment (or restructuring to an unsecured obligation) of the Company's outstanding senior secured notes and payment of all obligations under the Company's existing $200.0 million revolving credit facility. Currently, there are $198.3 million principal amount of senior secured notes outstanding. The New Credit Agreement requires the Company to meet these conditions by March 19, 1998. The Company is in the process of negotiating a Note Exchange and Purchase Agreement with respect to the Company's outstanding serior secured notes which would restructure a majority of such notes into unsecured obligations of the Company, with prepayment of the balance of such notes. In connection with the restructuring and prepayment of the senior secured notes, the Company will incur a prepayment cost of approximately $4.2 million and will write-off approximately $1.2 million in deferred financing costs. There can, however, be no assurance that this transaction will be completed as currently contemplated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     REVENUES - Total revenues were $238.2 million for the quarter ended September 30, 1997 compared to $193.2 million for the same period in 1996, an increase of $45.0 million, or 23%. Coal sales declined $35.2 million, or 19%, in the third quarter of 1997 primarily because of three mine closings in 1996, expiration of an above-market coal supply contract at Triton Coal Company in December 1996, deferral of scheduled coal shipments, and a two day work stoppage at the Marrowbone mining complex during the third quarter of 1997. The Company's other revenues increased $80.2 million for the quarter ended September 30, 1997, reflecting power and gas trading revenues from the Company's new energy trading and marketing subsidiary, EnerZ Corporation ("EnerZ"). Total revenues were $586.3 million for the first nine months of 1997, up $29.3 million, or 5%, from the $556.9 million reported for the same period in 1996. Coal sales decreased $88.4 million, or 17%, versus one year earlier primarily due to the mine closings, contract expirations and events at Marrowbone described above. Other revenues were up $117.7 million during the nine month period, largely reflecting EnerZ's trading and marketing activities which commenced in January 1997.

     OPERATING EARNINGS - Operating earnings declined $.4 million, or 2%, during the quarter ended September 30, 1997, but increased $3.0 million, or 5%, during the nine months then ended, compared to the same periods a year ago. Operating earnings for the coal segment were up $1.1 million, or 4%, in the third quarter of 1997 and $12.0 million, or 17%, through the first nine months of the year. The increased coal segment earnings primarily reflected the change in accounting liability estimates for mine closing costs and pneumoconiosis benefits, which more than offset the negative effects on operating earnings of reduced revenues, as described above, and geological conditions which adversely affected mining operations at Marrowbone.

     Operating earnings for Zeigler's other segments were down a combined $5.3 million for the third quarter and $12.2 million for the first nine months of 1997. EnerZ incurred operating losses of $2.1 million and $3.8 million, respectively, in the quarter and year to date mainly caused by price volatility in the electricity markets during the summer. The technology segment reported operating losses of $2.3 million and $6.4 million, respectively, in both periods resulting from continued operation of Encoal Corporation's clean coal demonstration plant in Wyoming. Department of Energy co-funding of the plant's costs expired as scheduled in September 1996. Management idled the plant in September 1997 upon completion of planned development, and expects future operating costs to be substantially lower. Marketing of the LFC technology, both domestically and internationally, is continuing and the Company is evaluating its options regarding Encoal. The net book value of Encoal Corporation's assets and the Company's related investment in clean coal technology was $6.1 million as of September 30, 1997.

     Selling, general and administrative expenses were down $3.8 million for the third quarter of 1997 and $3.2 million year to date primarily reflecting reduced incentive bonus accruals and legal costs.

     A significant portion of the Company's operating earnings in 1997 was attributable to the reduction of certain accounting liability estimates resulting from ongoing re-evaluations of the Company's obligations (see "Changes in Estimates" above). The Company's coal mining business, without the impact of such reductions in accounting liability estimates, had operating earnings of $54.2 million during the first nine months of 1997 compared to $67.9 million during the same period in 1996. It is uncertain that similar earnings will continue to result after 1997 from reductions of accounting liability estimates. The Company's ability to sustain and increase the earnings levels reported for the first nine months of 1997 in future periods after 1997 is therefore dependent in large part on the Company's success in re-investing cash flow in acquisitions and investments that will enhance earnings, and on the Company's coal and non-coal business segments achieving significant improvement in profit levels. The Company continues to pursue and evaluate potential acquisition candidates. However, there can be no assurance that any such acquisitions or investments will be consummated.

FINANCIAL CONDITION

     A comparison of key elements of the Company's financial condition at the end of the third quarter, as compared to the end of the last fiscal year, follows:

                                               September 30,     December 31,
                                                  1997              1996
                                                  ----              ----

Working capital (in millions)                     $96.4             $84.9

Current ratio                                       1.3               1.6

Total debt to total capital                        67.4%             72.2%

Net debt to net capital                            57.5%             64.1%


     The Company's interest coverage ratio (operating earnings, divided by net interest expense) was 5.4 times for the nine months ended September 30, 1997 compared to 3.8 times for the same period one year earlier. The increased interest coverage ratio reflects higher earnings and capitalized interest on the development of North Rochelle.

     Cash and equivalents increased $10.2 million during the nine months ended September 30, 1997. Cash flow provided by operating activities of $66.1 million was used to fund $45.7 million of capital expenditures, $6.4 million of dividends and $6.0 million of treasury stock purchases.

     The Company has financial resources available for reinvestment in existing businesses and strategic acquisitions. The Company has executed a new $700.0 million credit facility which, when it becomes effective, will replace the Company's existing $200.0 million revolving credit facility. See "Debt" above regarding the terms of the new credit agreement and conditions to its becoming effective.

FORWARD LOOKING STATEMENTS

     Statements in this Report that are not strictly historical may be "forward-looking" statements that are subject to risks and uncertainties inherent in the Company's business. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties, including those set forth herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company's operations are subject to factors that can negatively or positively affect the Company's results including, without limitation, the following: weather; unexpected maintenance problems; variations in coal seam thickness, amount of overburden, rock and other natural materials; disruption of transportation services; labor problems; disputes and/or interruption of deliveries under coal contracts due to circumstances affecting the customer; permitting and other regulatory uncertainties; legal proceedings; the unproved commercial viability of the Company's clean coal technology; engineering and construction risks; regulatory changes that limit or slow the advance of deregulation in the utility marketplace; competition in the wholesale power market; price fluctuations in the energy commodity markets; interruptions and uncertainties relating to fuel supply and transportation; and other conditions.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company incorporates herein by reference the "Legal Proceedings" section beginning on page 9 of its Form 10-Q for the quarter ended March 31, 1997.

     The following events occurred during the quarter ended September 30, 1997 in connection with the Cajun Electric Power Cooperative Inc. ("Cajun") bankruptcy proceeding:

     Entergy-Gulf States Utilities, Inc.     Entergy-Gulf States Utilities,
Inc. ("GSU") owns 42% of Unit 3 at the Big Cajun II coal-fired power station. Triton Coal Company (a wholly-owned subsidiary of the Company) ("Triton"), through a contract with Western Fuels Association, Inc., supplies the coal requirements of all three units at Big Cajun II (the "Triton Contract"). All three plans for reorganization of Cajun pending before the Bankruptcy Court call for the rejection of the Triton Contract. Triton and Western Fuels Association, Inc. maintain that Unit 3 is a joint venture between GSU and Cajun, that joint ventures are partnerships under Louisiana law and that, as Cajun's partner and as a direct beneficiary of the coal provided by Triton, GSU is liable for some or all of their damages in the event that the Triton Contract is rejected. On January 13, 1997, GSU requested a judgment from the Bankruptcy Court declaring that Cajun is the sole principal under the Triton Contract and that GSU has no liability to Western Fuels Association, Inc. or Triton Coal Company in the event the Triton Contract is rejected. In February, 1997, Western Fuels Association, Inc. and Triton filed a counterclaim asking for a declaration from the Court that GSU is liable to them for damages if the Triton Contract is rejected. On September 3, 1997, GSU was granted a summary judgment. Western Fuels Association, Inc. and Triton are appealing this judgment.

     On August 21, 1997, GSU filed additional claims against Zeigler Coal Holding Company, Triton and Western Fuels Association, Inc. In these claims, GSU alleges that these parties violated the Sherman Antitrust Act and Louisiana Fair Trade statutes in the course of settlement discussions between the parties. The Company believes that these allegations have no merit and a Motion to Dismiss these claims has been filed.

     If the Triton Contract is rejected by the Bankruptcy Court, Triton will suffer damages for breach of contract, for which its only remedies will be a claim against GSU (as described above) and/or a claim in the bankruptcy proceeding as a creditor of Cajun, and Triton will have to find other markets for this coal, including sales to the new operator of Cajun's coal fired units. Triton is currently in negotiations with alternative customers for this coal. Triton has executed an agreement with Louisiana Generating LLC (an entity that is 30% owned by Zenergy, Inc., a wholly-owned subsidiary of the Company) pursuant to which Triton will supply coal to Big Cajun II in the event Cajun's court appointed trustee's plan of reorganization is confirmed by the Bankruptcy Court and Louisiana Generating LLC completes the purchase of Cajun's non-nuclear assets.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits

     4.9 Credit Agreement dated as of April 24, 1997 by and among Zeigler Coal Holding Company; certain financial institutions; Bank of America National Trust and Savings Association and the First National Bank of Chicago, as Co-Documentation Agents; the First National Bank of Chicago, as Syndication Agent; and Bank of America National Trust and Savings Association, as Administrative Agent.*

b)   Reports on Form 8-K

     The Company filed no Reports on Form 8-K during the quarter ended September 30, 1997.




_________________________________________

* Schedules and exhibits are omitted. The Company will furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.

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



                                      ZEIGLER COAL HOLDING COMPANY
                                      ----------------------------
                                              (Registrant)


                November 10, 1997            /s/ Paul D. Femmer
                                      ----------------------------
                                             Paul D. Femmer
                                              Controller
                                     (Principal Accounting Officer
                                      and duly authorized officer)