Form 10-K405
period 1997-12-31
ZEIGLER COAL HOLDING CO
filed 1998-03-31
CIK 925942

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 1-13298

                          ZEIGLER COAL HOLDING COMPANY
             (Exact name of registrant as specified in its Charter)


     DELAWARE                                        36-3344449
(State of incorporation)                (I.R.S. Employer Identification No.)

           50 JEROME LANE                          62208                       (618) 394-2400
       FAIRVIEW HEIGHTS, ILLINOIS                (Zip Code)            (Registrant's telephone number,
(Address of principal executive offices)                                     including area code)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


      Title of class                  Name of each exchange on which registered
Common Stock, $.01 par value                    New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     [ X ] Yes  [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ X ]

     On March 13, 1998, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was approximately $296 million.

     As of March 13, 1998, 28,199,711 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

                          ZEIGLER COAL HOLDING COMPANY
                                   FORM 10-K
                                 ANNUAL REPORT
                               TABLE OF CONTENTS





       ITEM                                                          PAGE
       ----                                                          ----

                                     PART I
        1    Business .............................................    1
        2    Properties ...........................................   15
        3    Legal proceedings ....................................   15
        4    Submission of matters to a vote of security holders ..   15


                                    PART II


        5    Market for registrant's common stock and related
              shareholder matters .................................   18
        6    Selected financial data ..............................   19
        7    Management's discussion and analysis of financial
              condition and results of operations .................   21
        8    Financial statements and supplementary data ..........   27
        9    Changes in and disagreements with accountants on
              accounting and financial disclosure .................   51


                                    PART III


       10   Directors and executive officers of the registrant ....   52
       11   Executive compensation ................................   52
       12   Security ownership of certain beneficial owners and
             management ...........................................   52
       13   Certain relationships and related transactions ........   52


                                    PART IV

       14   Exhibits, financial statement schedules and reports
             on Form 8-K ..........................................   53


       Signatures..................................................   59

                                    PART  I

                               ITEM 1.  BUSINESS

     Zeigler Coal Holding Company ("Zeigler" or the "Company"), through its subsidiaries, is one of the largest coal producers in the United States. The Company currently operates, through its subsidiaries, seven active underground and surface coal mining complexes located in five states, two east coast transloading terminals, a power marketing business, and other energy-related businesses.

     Coal operations accounted for 75% of the Company's total revenues and 125% of operating earnings in 1997. The Company produces primarily steam coal, with sales to electric utilities accounting for approximately 90% of its 1997 revenues from coal sales. In 1997, approximately 89% of the Company's revenues from coal sales resulted from long-term supply contracts, most of which call for prices that exceed the price at which such coal could be sold in the spot market. At December 31, 1997, the Company owned or held through leases approximately 1.2 billion tons of economically recoverable coal reserves, including .9 billion tons of low-sulfur and compliance coal.

HISTORY

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

     In 1996, the Company established EnerZ Corporation, the Company's energy trading and marketing subsidiary, which received approval from the Federal Energy Regulatory Commission ("FERC") in the fourth quarter of 1996 for status as a wholesale power marketer, and initiated trading activities in the first quarter of 1997. Another subsidiary, Zenergy, Inc., owns a 30% interest in Louisiana Generating LLC, which has made an offer to purchase out of bankruptcy the non-nuclear assets of Cajun Electric Power Cooperative, Inc. of Baton Rouge, Louisiana.

     On December 3, 1997, the Company announced that it was retaining an investment banking firm to explore various strategic alternatives to maximize value for shareholders, including the possible sale of the entire Company. In connection therewith, the Board of Directors adopted a change-in-control severance plan and retention bonus plan for all salaried employees as well as special incentives for certain key employees. The Company has since retained the investment banking firm Credit Suisse First Boston and prepared materials for interested parties.

COAL OPERATIONS

     The Company views each of its mining complexes as a separate resource, with distinct coal qualities, reserve lives, transportation alternatives, and production and cost characteristics. While spot market sales may justify continued operations of a particular mine, the Company generally seeks long-term coal supply contracts for each mine's output. Due to the Clean Air Act Amendments of 1990 (Clean Air Act), the Company expects to expand the sale of its low-sulfur coal resources and to focus its higher-sulfur coal sales effort on those utilities which have installed scrubbers or have other capabilities to meet their compliance objectives with such coal. The Company intends to develop its reserves and open mines as satisfactory long-term commitments for the coal are obtained.

     The Company's active coal operations include the following:

     Bluegrass Coal Development Company - Bluegrass includes Evergreen Mining Company in West Virginia, Pike County Coal Corporation in Kentucky, R. & F. Coal Company in Ohio, and Turris Coal Company in Illinois.

     Mountaineer Coal Development Company - Mountaineer consists of Marrowbone Development Company in West Virginia.

     Old Ben Coal Company - Old Ben consists of Old Ben Mine #11 in Illinois.

     Triton Coal Company - Triton includes the Buckskin Mine and the North Rochelle Mine (under development) in Wyoming.

     Sales and Marketing

     Franklin Coal Sales Company ("Franklin") provides sales and marketing support to all Zeigler companies. Sales activities are organized for the different coal groups, with a sales team responsible for all accounts within each group. The sales teams are responsible for submitting bids, negotiating sales terms and conditions, and for providing other services as customers require. Franklin provides a limited range of services to other Zeigler companies, including coal purchasing for blending and market research. Franklin forecasts future demand for various coal types and works with employees of the operating companies to determine the optimal production of coal. Franklin also assists in the negotiation and maintenance of coal sales contracts, helps customers in securing transportation agreements, and monitors compliance with contract terms and delivery schedules.

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

     In 1997, approximately 82% of Zeigler's sales tonnage left the mine site by rail with the balance by truck. Transportation by inland waterway barges, at a lower cost than by railroad, is available to many of Zeigler's mines in the Midwest and West Virginia, and approximately 24% of the Company's coal shipments are moved by barge at some point during shipping. Most of the Company's mines are served by a single railroad, although some mines are served by multiple railroads. The Staggers Rail Act of 1980 limited the Interstate Commerce Commission's regulation of the railroad industry and increased the freedom of railroads to set their own rates and enter into transportation contracts. The practices of and rates set by the railroad servicing a mine may affect, either adversely or favorably, Zeigler's marketing efforts with respect to coal produced from that mine.

     North Rochelle Development

     The Company announced in February 1996 the full-scale development of Triton Coal Company's North Rochelle mine in the southern Powder River Basin. Since that time, Triton has been primarily engaged in moving dragline overburden removal equipment to the site, production of diligence tonnage, permitting, and engineering and construction work. At this time, Triton estimates full production at North Rochelle to begin in the first quarter of 1999. The estimated total cost to develop North Rochelle is approximately $100.0 million.

     Long-term Coal Supply Contracts

     Zeigler's subsidiaries have entered into various long-term coal supply contracts with its electric utility customers. Customers enter into long-term contracts for coal principally to secure a reliable source of supply at a predictable price. Zeigler enters into such contracts to provide the stable sources of revenues required to support the large expenditures needed to open, expand or maintain a mine to service the contract. The Company's major long-term contracts have remaining terms ranging from one to 18 years. The loss of certain long-term contracts could have a material adverse effect on Zeigler's operations and business. The following table sets forth information regarding the Company's long-term coal supply contracts which, at December 31, 1997, had remaining terms of one or more years.

                                                                                                      Actual
                                                                            Expiration                 1997
                                                                              Date of                 Tonnage
                                                                           Contract (1)            (In millions)
                                                                         ----------------          -------------
Western Fuels Association, Inc. - Cajun Electric Power
  Cooperative, Inc. .................................................           2016 (2)                 5.8
Western Fuels Association, Inc. - Basin Electric Power Cooperative ..           2000                     3.2
Carolina Power & Light Company - Marrowbone .........................           2006                     2.7
West Texas Utilities - Buckskin .....................................           1999                     2.7
Georgia Power Company - Marrowbone ..................................           2008                     1.5
Carolina Power & Light Company - Wolf Creek .........................           2004                     1.5
Columbus Southern Power Company .....................................           1999                     1.3
Springfield City Water, Light & Power ...............................           2011                     1.2
Tampa Electric Company ..............................................           2004                     1.0
Georgia Power Company - Pike County .................................           2010                     1.0
Muscatine Power & Water .............................................           2002                     0.6
Duke Power Company ..................................................           2003                     0.5
South Carolina Public Service Authority .............................           2000                     0.5
Northern Indiana Public Service .....................................           1998                     0.5
Ohio Edison Company - Evergreen/Marrowbone ..........................           2000                     0.4
Cardinal Operating Co. - Evergreen ..................................           2006                     0.4
Lodestar Energy - Pike County .......................................           2001                     0.4
Carolina Power & Light Company - Pike County ........................           2004                     0.4
AE Staley ...........................................................           1998                     0.3
Electric Fuels Corporation ..........................................           2002                     0.2
ADM - CCP ...........................................................           1998                     0.2
Anker Energy - Evergreen ............................................           1999                     0.1
Western Farmers Electric Cooperative ................................           2011 (3)                   -
Oklahoma Gas and Electric Company ...................................           2011 (4)                   -
Carolina Power & Light Company - Marrowbone..........................           2006 (5)                   -


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

(3) The contract contains a 15 year first-right-of-refusal extension provision in favor of Triton. In an effort to assist its customer in meeting its Phase II (Clean Air Act) requirements, Zeigler converted the extension provision into a firm contract for North Rochelle coal, contingent on opening the North Rochelle mine. The contract provides the flexibility for deliveries from Buckskin, under certain circumstances, if North Rochelle is not yet in commercial production by 1999. The Company estimates that full production at North Rochelle will begin in the first quarter of 1999.

(4)  Shipments will commence upon the opening of the North Rochelle mine for
     1.0 million tons per year for the first year (1999) and 4.0 million tons per year thereafter until 2011.


(5) Shipments will commence in 1998 for a total of 6.1 million tons over the contract period.

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

     A majority of Zeigler's long-term coal supply contracts contain price reopener provisions under which the contract price can be periodically adjusted upward or downward based on changes in the market price of coal since the contract was executed or the last application of a price reopener provision. The price reopener provision may specify an index or other market pricing mechanism on which a new contract price is to be based. Frequently, bid solicitations are sent by the customer to other suppliers to use in establishing a new price or for the purpose of establishing a first-right-of-refusal. In some cases, the parties may seek an arbitration or other dispute resolution mechanism if the parties do not agree. In other cases, the contract may provide for termination if the parties do not agree. Some price reopener provisions contain limitations on the amount of price change that can result from application of the provision.

     Contract prices under long-term coal supply agreements frequently vary from the price at which a customer is able to acquire and take delivery of coal of similar quality in the spot market. The delivered cost to the customer in the spot market will depend on the quality of the available coal, the competitive climate in the market from which deliveries can economically be made, the availability and cost of transportation to the customer's facility and other factors. All such factors vary from time to time.

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

     Zeigler's long-term coal supply contracts specify qualities for the coal to be delivered relating to the coal's BTU, sulfur and moisture content, grindability, and other factors. Generally, coal quality specifications are based on the reserves from which the coal is intended to be mined, and the contract may specify the reserves from which the coal is to be mined.

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

     The following discussion contains a brief description of long-term contracts relating to customers that accounted for more than 10% of Zeigler's consolidated 1997 revenues from coal sales. Each of these contracts calls for coal prices that exceed the current spot price for coal sold in their respective markets. The six contracts, four long-term contracts with CP&L and two long-term contracts with Georgia Power Company, collectively accounted for approximately 45% of revenues from coal sales and more than 83% of the Company's operating income in 1997.

     Carolina Power & Light Company - CP&L has four long-term contracts to purchase coal from subsidiaries of the Company during 1998. One contract provides for 2.8 million tons annually from the Marrowbone mining complex through 2006. The second contract, also from Marrowbone, provides for a total of 6.1 million tons over the contract period which commences in 1998 and expires 2006. Both contracts have fixed price increases each year. The third agreement, which expires in December 2004, provides for the purchase of 1.5 million tons of coal annually with fixed quarterly tonnage increases. Currently, coal required to fulfill this contract is being purchased from outside suppliers. A fourth contract calls for 0.5 million tons annually from Pike County or other CSX sources expiring in 2004.
     This contract price is adjusted by a published index. During 1997 and 1996, sales to CP&L under these contracts accounted for approximately 29% and 18%, respectively, of Zeigler's consolidated revenues from coal sales.

     Georgia Power Company - Georgia Power Company has two long-term contracts with subsidiaries of the Company. One contract requires the purchase of
     1.5 million tons annually from Marrowbone. This agreement expires in December 2008 with an option to extend for five years with the mutual consent of both parties. The price adjusts to reflect changes in industry labor costs, quarterly changes in indices, and any changes in governmental impositions resulting from new or amended laws, rules and regulations levied upon the production, preparation or sale of coal. The contract has a partial price reopener in July 1999 and every five years thereafter. Georgia Power also has a long-term contract, which expires in December 2010, to purchase 1.0 million tons annually from Pike County. The price adjusts to reflect changes in industry labor costs and quarterly indices and may be reopened every five years. The next reopener will be January 2001. During 1997 and 1996, sales to Georgia Power under these contracts and short-term arrangements accounted for approximately 16% and 14%, respectively, of Zeigler's consolidated revenues from coal sales.

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

     The following table summarizes the Company's coal reserves as of December 31, 1997. Information in the table, including the classification of reserves as "Economic," is based on estimates by Company personnel. As used in the table, the following terms are defined as follows: "Assigned reserves" refers to reserves legally recoverable generally through existing facilities using current mining technology; "Economic" means that the reserve is recoverable using current mining technology at costs estimated to be similar to those incurred by currently operating mines producing similar quality coal; "Unassigned reserves" refers to reserves legally recoverable using current mining technology but which would require substantial capital investment for facilities to enable recovery of the coal. In addition to the reserves reflected in the table, the Company owns or holds through leases approximately
870.3 million tons of coal deposits which are minable using current mining technology but the costs of mining such coal may cause recovery to not be commercially viable under current economic conditions or require further investigation and evaluation to determine whether recovery is commercially viable.


                                       Underground         Reserves     Measured     Indicated
                                         (UG) or           (tons in     (tons in      (tons in      Sulfur
           Mine                         Surface (S)       millions)   millions) (1)  millions) (2)  (%) (3)  Btu/lb.
-----------------------------           ----------        ---------  -------------  -------------  -------  -------
  ASSIGNED ECONOMIC RESERVES:
Mountaineer Coal Development Co.
    Marrowbone(4)                          UG&S               25.4           23.6            1.8      0.7   12,100
    Wolf Creek                              UG                11.7            9.7            2.0      1.7   13,275

Old Ben Coal Company
    Old Ben Mine #11                        UG                18.3           18.3              -      2.3   11,100

Bluegrass Coal Development Co.
    Evergreen                               S                 31.3           31.3              -      1.0   12,350
    Pike County                            UG&S               37.3           37.3              -      1.2   12,500
    R. & F.                                 S                 31.6           31.6              -      3.8   11,800
    Turris                                  UG                71.3           71.3              -      3.0   10,400

Triton Coal Company
    Buckskin                                S                466.4          300.7          165.7      0.5    8,350
    North Rochelle                          S                329.0          293.7           35.3      0.2    8,850
                                                           -------          -----          -----

  Total assigned economic reserves                         1,022.3          817.5          204.8
UNASSIGNED ECONOMIC RESERVES                                 170.4          123.1           47.3
                                                           -------          -----          -----
TOTAL ECONOMIC RESERVES                                    1,192.7          940.6          252.1
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

(3) The percentage of sulfur content is not necessarily indicative of the suitability of the coal for consumption in compliance with applicable air quality laws. Such suitability is dependent upon a number of other factors, including other coal characteristics (such as BTU content), the emission control technology used or to be used at the power station, and specific emission limitations applicable to that station. Current estimates of coal reserves owned or leased by the Company that would be considered "compliance" (coal which, when burned, emits less than 1.2 pounds of sulfur dioxide per million BTU) coal are 0.9 billion tons. In addition, the Company estimates that it has 0.3 billion tons of reserves which, when burned, would emit less than 2.0 pounds of sulfur dioxide per million BTU.

(4) 54.8 million tons of reserves previously shown as assigned at Marrowbone have been reclassified as unassigned to reflect the legal ownership of those reserves.

     Of the total 1,192.7 million tons of economic reserves shown above, approximately 15.0% are owned by Zeigler or its subsidiaries, approximately 18.3% are leased from private parties, and approximately 66.7% are leased from the federal government. Of the remaining 870.3 million tons of non-economically recoverable coal deposits, approximately 66.4% are owned by Zeigler or its subsidiaries, approximately 32.1% are leased from private parties, and approximately 1.5% are leased from state governments.

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


  NONCOAL OPERATIONS

     The Company's noncoal operations primarily consist of EnerZ, the Encoal clean coal demonstration plant, Zeigler Environmental Services Company, two east coast transloading terminals, and Zenergy, Inc.

     EnerZ Corporation, located in New York, New York, is the Company's energy trading and marketing subsidiary. The Company's eight professional staff members participate in the wholesale electric power market, and in both bulk wholesale and retail gas marketing. Approximately 80% of the 1997 revenues were generated from electricity transactions with the remainder attributable to natural gas trading.

     Encoal Corporation owns a pilot plant at the Buckskin Mine in Wyoming which was constructed in cooperation with the Department of Energy ("DOE") as part of the Clean Coal Technology Program, a DOE program designed to develop new technologies for producing and using clean coal. The demonstration plant was idled in September 1997.

     Zeigler Environmental Services Company, located in Fairview Heights, Illinois, is the Company's construction management and reclamation services subsidiary.

     Pier IX, located on 66 acres in Newport News, Virginia, is served by the CSX railroad and deals primarily with coal and cement. Pier IX has an annual throughput capacity of 12.0 million tons per year.

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

     Zenergy, Inc., owns a 30% interest in Louisiana Generating LLC
("Generating"), which has made an offer of $1.2 billion to purchase out   of
bankruptcy the non-nuclear assets (the "Cajun Assets") of Cajun Electric Power Cooperative, Inc. of Baton Rouge, Louisiana. This proposal was named the lead proposal by Cajun's court-appointed bankruptcy trustee. The trustee filed a plan of reorganization that incorporates Generating's proposal, including a definitive purchase agreement (the "Purchase Agreement") containing bankruptcy court-approved buyer protection provisions.

     Cajun's non-nuclear assets include 1,463 megawatts of coal burning capacity and 220 megawatts of gas-burning capacity, along with related operating facilities such as a load control center. Cajun supplies about 80% of the power to the rural Louisiana markets and is currently operating at about 60% capacity. Cajun filed for bankruptcy protection in December 1994.

     The consummation of Generating's acquisition of the Cajun Assets is subject to a number of conditions, including, without limitation, the entering of a final and non-appealable order by the United States Bankruptcy Court for the Middle District of Louisiana (the "Bankruptcy Court") confirming the trustee's plan of reorganization that incorporates the terms and conditions of the Purchase Agreement, the receipt of all regulatory approvals, and other conditions customary for transactions such as the acquisition of the Cajun Assets. Two other competing reorganization plans for Cajun have been filed with the Bankruptcy Court. Because of the uncertainty as to whether or when the Bankruptcy Court will confirm the trustee's plan of reorganization (especially in light of the competing reorganization plans and competitive bidding nature of the bankruptcy proceeding) and as to whether all of the conditions to consummating the acquisition of the Cajun Assets can be satisfied, there can be no assurance that Generating's acquisition of the Cajun Assets will be consummated upon the current terms and provisions of the Purchase Agreement or any other terms. On March 18, 1998, Generating submitted its final proposal for the acquisition of the Cajun Assets for a purchase price of approximately $1.2 billion. Generating's purchase price exceeds both of the other competing bids for the acquisition of the Cajun Assets. After March 18, 1998, none of the proposals for the acquisition of the Cajun Assets may be altered. The current Bankruptcy Court confirmation hearing schedule calls for final briefs to be submitted by May 26, 1998, and for a decision to be rendered shortly thereafter.

     Under the existing agreement regarding Cajun, Zenergy, Inc., Southern Energy-Cajun, Inc., and NRG Energy, Inc., respectively, own 30%, 40%, and 30% of the ownership interests in Generating, and would each contribute their pro rata share of the capital required by Generating to consummate the acquisition of, and operate, the Cajun Assets. The Company currently estimates that, if Generating is successful in its bid to acquire the Cajun Assets, Zenergy's capital investment in Generating will be approximately $80 million. The Company is in the process of developing financing alternatives to fund its investment in Generating, but presently does not have any commitments with respect to funding such investment.

     Corporate Headquarters - The Company owns a 44,000 square-foot, two-story office building in Fairview Heights, Illinois, which serves as Zeigler Coal Holding Company's executive offices and headquarters for several of the Company's noncoal subsidiaries. Administrative offices for Mountaineer Coal Development Company, Bluegrass Coal Development Company, and Triton Coal Company are held under leases in Charleston, West Virginia; Lexington, Kentucky; and Gillette, Wyoming, respectively.

EMPLOYEE AND LABOR RELATIONS

     As of December 31, 1997, Zeigler and its subsidiaries employed a total of 2,022 persons, of which approximately 651 were represented by the UMWA and covered by the terms and conditions of the National Bituminous Coal Wage Agreement ("NBCWA"). The current NBCWA expires on December 31, 2002.

     Current UMWA Contract

     Old Ben Coal Company is a member of the Bituminous Coal operators Association ("BCOA") which recently entered into a new five year collective bargaining agreement with the United Mine Workers of America ("UMWA") effective January 1, 1998. The new agreement provides for wage and pension increases for employees but also provides for greater flexibility in scheduling work. There are no reopener provisions for the new agreement.

     Although Marrowbone Development Company is not a member of the BCOA, it recently agreed to become bound by the terms and conditions of the 1998 BCOA/UMWA agreement.

     Apart from work stoppages which may occur upon termination of a collective bargaining agreement, Zeigler Companies may from time to time be subject to certain unauthorized work stoppages or wildcat strikes. Typically, these events are isolated, short in duration and localized.

     Coal Industry Retiree Health Benefit Act of 1992

     The Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefits Act") was enacted in October 1992 to provide for the funding of health benefits for retirees who were UMWA retirees. The essential feature of the Health Benefits Act is to remove the UMWA health benefit plans from the collective bargaining process and eliminate the per-hour-worked method of funding the UMWA health benefit plans. The Health Benefits Act establishes a trust fund to which "signatory operators," including Old Ben Coal Company, operators who are signatory to the current NBCWA or prior NBCWAs, and "related persons," are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries ("unassigned beneficiaries") who never worked for such employers, in amounts to be determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefits Act. The expense under this legislation, which is recognized as contributions are made, amounted to $3.4 million in 1997. Based upon independent actuarial estimates, Zeigler believes the amount of its obligation under the legislation to be approximately $21.6 million as of December 31, 1997, using a 7.25% discount rate.

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

     The Company's independent operating subsidiaries endeavor to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding compliance efforts, the Company does not believe such violations can be completely eliminated. None of the violations to date or the monetary penalties assessed upon the Company's subsidiaries have been material to the Company.

     While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. It is estimated that Zeigler made capital expenditures for environmental control facilities in the amount of approximately $.6 million in 1997. These costs are in addition to $11.2 million of reclamation expenditures. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers.

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

     Clean Air Act Amendments of 1990 - One of the largest challenges the industry has faced is the implementation of the Clean Air Act Amendments of 1990 (the "Amendments"). Phase I was effective January 1, 1995 and called for a reduction in SO(2) emissions to 2.5 pounds per mmBTU, for certain power plants, multiplied by each plant's annual average fuel consumption between 1985 and 1987. Phase II, effective January 1, 2000 requires further reduction of SO(2) emissions to 1.2 pounds per mmBTU for nearly all power plants. The Amendments require coal users to either purchase lower-sulfur products, invest in scrubbers, or purchase emission allowances in order to comply. The effectiveness of these standards will cause an increase in demand for "compliance" coal (coal that emits less than 1.2 pounds of SO(2) per mmBTU) with a corresponding decrease in demand for higher-sulfur coal. Coal producers have reacted to this trend by shifting their investments away from the high-sulfur regions in the Midwest towards the lower-sulfur regions such as Appalachia and the southern Powder River Basin. The majority of utilities have been using a combination of lower-sulfur coal and emission allowances to meet the requirements of Phase I of the Amendments, since the installation of scrubbers is both expensive and time consuming. So far, it has generally not been necessary for utilities to drastically change their operations to meet the requirements of Phase I. It is difficult to predict how utilities will meet the challenges of the Phase II requirements, and the resulting effect on coal demand. The Amendments also require existing major sources of nitrogen oxides in moderate or higher ozone non-attainment areas to install reasonably available control technology ("RACT") for nitrogen oxides, which are precursors of ozone. The area from northern Virginia through Maine has been designated as an ozone transport region ("OTR"). Installation of RACT was required by May 1995 for major sources throughout the OTR and other areas designated as being in a moderate or higher state of non-attainment of national ambient air standards for ozone. Such sources generally include coal-fired power plants. A regional commission established for the OTR, the Ozone
     Transport Commission ("OTC"), has been formed to make recommendations to the EPA for additional control measures. Both installation of RACT and any control measures beyond RACT that the OTC, other states, and the EPA may require could make it more costly to operate coal-fired power plants and, depending on the requirements of individual state attainment plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of power plants in the future.

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

   Surface Mining Control and Reclamation Act - The federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA") establishes mining and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA and similar state statutes, among other things, require that mined property be restored in accordance with specified standards pursuant to an approved reclamation plan. In addition, the Abandoned Mine Lands Act ("AML"), which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The current tax is 35 cents per ton on surface-mined coal and 15 cents per ton on underground-mined coal.

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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and certain key employees of Zeigler, their ages as of December 31, 1997, and positions held during the last five years are as follows:


         Name                Age                     Position
         ----                ---                     --------
Chand B. Vyas ..............   53   President, Chief Executive Officer and Director
Michael V. Altrudo .........   49   President of Franklin Coal Sales Company
Francis L. Barkofske .......   58   Senior Vice President & Chief Financial Officer
Michael D. Bauersachs ......   33   President of Phoenix Land Company
W. Douglas Blackburn, Jr. ..   47   Senior Vice President, Operations
Sharad M. Desai ............   49   Treasurer
Paul D. Femmer .............   45   Controller
Bruce W. Kranz .............   49   Vice President, Zeigler Environmental Services
                                     Company
Coy K. Lane ................   37   President of Bluegrass Coal Development
                                     Company
James W. Mahler ............   49   President of Americoal Development  Company
Robert L. McPeak ...........   45   President, Zeigler Property Development Company
Brent L. Motchan ...........   48   Vice President, General Counsel and Secretary
Tayeb B. Tahir .............   43   President of EnerZ Corporation
Alan D. Williams ...........   51   President of Zenergy, Inc.
John C. Willson ............   48   President of Triton Coal Company
David M. Young .............   47   President of Mountaineer Coal Development Company


     Chand B. Vyas - Mr. Vyas has been President since 1991 and Chief Executive Officer since January 1, 1995. Prior to his election as Chief Executive Officer, Mr. Vyas held the following positions with the Company: 1991-1994 Chief Operating Officer; 1989-1991 Executive Vice President; February 1989 to November 1989 Senior Vice President - Finance and Administration; 1985-1989 Vice President and Chief Financial Officer. Mr. Vyas joined Zeigler Coal Company in 1982 as a Director and Vice President, Finance. He is a past director of the Center for Energy and Economic Development, the National Coal Association and the National Mining Association.

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

     Francis L. Barkofske - Mr. Barkofske has been Senior Vice President and Chief Financial Officer since October 1997. From September 1996 to October 1997 he was Vice President, Administration; from November 1995 to August 1996, he was Vice President, Corporate Affairs; from October 1994 to October 1995, he was Vice President, External Affairs; and from July 1992 to October 1994, he was Vice President, Government Relations. From October 1990 to July 1992, Mr. Barkofske was a partner and Chairman of the Natural Resources Practice area of the law firm of Thompson & Mitchell. Prior thereto, he was Senior Vice President, Legal & Public Affairs and Secretary of Peabody Holding Company, Inc.

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

     W. Douglas Blackburn, Jr. - Mr. Blackburn has been Senior Vice President, Operations since November 1994. Mr. Blackburn joined the Company on June 20, 1994 as the President of Old Ben Coal Company. Prior thereto, he served as a consultant to the coal industry from 1992 to 1994 and as Senior Vice President of Operations at Mapco Coal, a coal mining company, from 1990 to 1992.

     Sharad M. Desai - Mr. Desai has been Treasurer of the Company since January 1993. He previously held various positions in the financial and accounting areas at Zeigler since joining the Company at its inception.

     Paul D. Femmer - Mr. Femmer has been Controller of the Company since March 1994. From May 1990 to March 1994 he was Controller of Sigma Chemical Company. Prior thereto, he was a Senior Manager with Price Waterhouse, LLP.

     Bruce W. Kranz - Mr. Kranz has been Vice President of Zeigler Environmental Services Company since December 1996. From 1992 until joining Zeigler Environmental Services Company, Mr. Kranz was a Branch Manager and Principal-in-Charge for the Cleveland, Ohio office of Metcalf & Eddy, Inc., a professional services consulting company.

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

     Robert L. McPeak - Mr. McPeak has been President of Zeigler Property Development Company since May 1997. Prior thereto he was Manager of Material Service of the Company, a position he held from 1986 to 1997.

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

     Alan D. Williams - Mr. Williams has been President of Zenergy, Inc. since August 1997. From March 1997 to July 1997 he was Vice President Business Development & Marketing of the Company. From February 1996 to March 1997, he was Manager of Business Development of the Company and from April 1993 to January 1996, he was Senior Vice President of Marketing for Franklin Coal Sales, the Company's marketing subsidiary. Prior thereto, he was President of Triton Coal Company.

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

                                    PART  II


                 ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK
                        AND RELATED SHAREHOLDER MATTERS

     Zeigler's common stock, $.01 par value, is listed and traded on the New York Stock Exchange. The table below presents its high and low market prices, and dividends declared per common share for the three years ended December 31, 1997.

                                    Market Price
                                    ------------
               Quarter Ended:       High     Low         Dividends
                                    ----     ---         ---------
                1997
                  Fourth .......   $24       $15 1/4      $.075
                  Third ........    27 1/4    22 7/8       .075
                  Second .......    27 7/8    23           .075
                  First ........    27 1/2    21 1/4       .075
                1996
                  Fourth .......   $22 1/4   $17 1/4      $.075
                  Third ........    17 3/4    12 3/4       .075
                  Second .......    17 3/4    14 1/2        .05
                  First ........    14 3/4    12 1/4        .05
                1995
                  Fourth .......   $14 1/4   $10 5/8      $ .05
                  Third ........    13 1/4    11 5/8        .05
                  Second .......    12 1/4     9 3/4        .05
                  First ........    12 1/8    10            .05


     Long-term debt agreements as of December 31, 1997 include certain dividend-restrictive covenants. Under the $200 million revolving credit agreement, the most restrictive covenant limits dividends to an amount in aggregate of no more than $40 million (which is exclusive of dividends declared and paid prior to January 15, 1996).

     The Company intends to continue paying regular cash dividends. However, future dividends will be at the sole discretion of the Board of Directors and will depend upon Zeigler's level of earnings, financial position, capital expenditures and debt service requirements, restrictions in debt covenants and other factors that the Board of Directors may deem relevant.

     As of March 13, 1998, there were 344 shareholders of record of the Company's common stock and approximately 10,000 shareholders for whom securities firms acted as nominees.

                       ITEM 6.   SELECTED FINANCIAL DATA

                      SUMMARY FINANCIAL AND OPERATING DATA

     The information in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7., and the Company's consolidated financial statements under Item 8.




                                                                                 Year Ended December 31,
                                                                    ------------------------------------------------
                                                                    1997      1996       1995        1994       1993
                                                                    ----      ----       -----       -----      ----
                                                                           (In millions, except per share data)
STATEMENT OF CONSOLIDATED OPERATIONS DATA:
Total revenues ......................................               $800.8     $731.6     $783.1     $870.9    $873.0
Costs and expenses:
  Cost of coal sales .................................               503.9      613.1      686.2      738.8     776.8
  Selling, general and administrative expenses ........               16.0       21.3       20.7       20.2      13.5
  Other costs and expenses ............................              203.1       22.5       18.5       22.7      28.6
  Gain on curtailment of postretirement benefits (1) ..                -        (16.3)       -          -         -
  Reduction in accrued pneumoconiosis benefits (2) ....               (8.2)       -        (23.3)       -         -
  Provision for asset impairments and accelerated
    mine closings (3) ..................................               -          -        114.7        -        55.7
Other income:
  Proceeds from contract settlement .................                  -          -        (45.5)       -         -
                                                                    -------    ------     ------     ------    ------

Operating earnings (loss) ...........................                 86.0       91.0       11.8       89.2      (1.6)
Net interest expense ................................                 17.0       21.7       27.5       42.1      52.2
Income taxes (benefit) ..............................                 10.4       11.3       (4.5)      13.6     (19.5)
                                                                    -------    ------     ------     ------    ------
Net earnings (loss) before extraordinary items and
 cumulative effects of changes in accounting ........                 58.6       58.0      (11.2)      33.5     (34.3)
Extraordinary item - Loss on early retirement of
 debt, net of taxes (4) .............................                  -          -          -          8.4       -
Cumulative effects of changes in accounting (5) .....                  -          -          -           -     (111.9)
                                                                    -------    -------    ------     -------   ------
Net earnings (loss) .................................               $ 58.6     $ 58.0     ($11.2)    $ 25.1   ($146.2)
                                                                    =======    =======    ======     ======    ======
Net earnings (loss) per share:
 Basic ..............................................               $  2.07    $  2.04    ($  .40)   $ 1.01   ($ 6.29)
                                                                    =======    =======    =======    ======   =======
 Diluted ............................................               $  2.05    $  2.04    ($  .40)   $ 1.01   ($ 6.29)
                                                                    =======    =======    =======    ======   =======

Weighted average shares outstanding:
 Basic ..............................................                 28.3       28.4       28.4       24.9      23.2
 Diluted ............................................                 28.6       28.5       28.4       24.9      23.2

CONSOLIDATED BALANCE SHEET DATA (AT YEAR-END):
Working capital .....................................               $ 22.2     $ 84.9     $ 29.8     $ 67.6    $ 29.9
Total assets ........................................              1,094.0    1,050.6    1,025.2    1,165.5   1,231.2
Total long-term debt (6) ............................                275.8      344.8      344.8      450.1     551.8
Other long-term liabilities (7) .....................                391.8      427.2      481.4      471.0     468.4
Total shareholders' equity ..........................                177.7      132.6       81.5       98.4       6.1

OTHER DATA:
Net cash provided by operating activities ...........               $ 79.8     $131.9     $160.3     $ 91.1    $130.4
Net cash used in investing activities ...............                 70.7       30.5       51.8       41.7      33.0
Net cash used in financing activities ...............                 14.1        6.1      111.0       96.8      92.8
Additions to property, plant and equipment ..........                 74.4       31.4       56.3       45.6      36.5
Payment of dividends ................................                  8.5        6.4        5.7        -          -
EBITDA (8) ..........................................                135.7      151.1      171.8      158.5     129.7
EBITDA/net interest expense .........................                  8.0        7.0        6.2        3.8       2.5
Total long-term debt/EBITDA .........................                  2.0        2.3        2.0        2.8       4.3
Tons produced (9) ...................................                 30.9       31.4       35.1       38.5      35.7
Tons sold(10) .......................................                 33.1       34.6       36.9       40.0      38.8

(1) Reflects a pretax reduction to the accrual for the Statement of Financial Accounting Standards ("SFAS") No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions ("SFAS No. 106") obligation as a result of certain Midwestern employees' re-employment or termination prior to vesting.

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

(5) Reflects the cumulative effects to January 1, 1993 of changes in accounting principles for SFAS No. 106, ($95.1 million, net of $60.8 million income tax benefit), and SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109") ($16.8 million).

(6)  Excludes current maturities of long-term debt.

(7) Includes accrued postretirement benefit obligations, accrued pneumoconiosis benefits, accrued mine closing costs and other long-term liabilities (other than debt and deferred income taxes).

(8) EBITDA is defined as earnings (loss) before interest, income taxes, depreciation, depletion and amortization. EBITDA excludes the cumulative effects of accounting changes related to SFAS No. 106 and SFAS No. 109, provision for asset impairments and accelerated mine closings, and reduction in accrued pneumoconiosis (black lung) benefits. The Company believes EBITDA provides cash flow from operations as determined by generally accepted accounting principles, and EBITDA is not necessarily an indication of whether cash will be sufficient to fund cash requirements.

(9) Reflects tons mined by the Company. Tons produced are included in inventory prior to shipment.

(10) Includes tons mined by the Company plus tons bought by the Company in the open market and resold.

                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

     Net earnings for the year ended December 31, 1997 were $58.6 million ($2.05 per diluted share) compared to net earnings of $58.0 million ($2.04 per diluted share) in 1996 and a net loss of $11.2 million ($.40 per diluted share) in 1995.

     1997 net earnings benefited significantly from the following items, after taxes: (1) a $9.0 million positive change in customer claims expense representing reversal in 1997 of a $4.5 million contingent claims liability accrued in 1996, (2) reduced 1997 estimates of Old Ben reclamation liabilities totaling $8.2 million, (3) a $6.2 million actuarially-based reduction in the accrued liability for black lung benefits, (4) an unusually large $6.2 million increase in accrued workers' compensation expense in 1996, and (5) a $3.9 million reduction in net interest expense. These factors were substantially offset by the following items, after taxes: (1) a $16.4 million reduction in net earnings attributable to the 1996 closings of Old Ben Mine #24 and Old Ben Mine #26, (2) a $12.2 million nonrecurring gain in 1996 on curtailment of postretirement benefits, (3) a $6.8 million net earnings decrease related to the December 1996 expiration of Buckskin's contract with Western Farmers Electric Cooperative("WFEC"), (4) a $5.6 million net loss at EnerZ Corporation, and (5) a $4.2 million increase in the net loss at the Company's technology unit.

     The increase in 1996 net earnings compared to 1995 net earnings primarily reflects nonrecurring provisions in 1995 for asset impairments and accelerated mine closings of $86.0 million, lower mining costs and higher productivity of $18.8 million, and the $12.2 million curtailment gain on postretirement benefits. These increases were partially offset by nonrecurring 1995 proceeds from a contract settlement of $34.1 million, a reduction in the pneumoconiosis benefit obligation of $17.5 million, and lower sales volume and sales prices mainly related to the 1996 mine closings of $11.3 million.

REVENUES

     Coal sales - Coal sales declined $95.0 million in 1997 compared to 1996, primarily reflecting the 1996 closures of Old Ben Mine # 24 and Old Ben Mine #26 ($80.2 million), the 1996 closure of Old Ben Mine #20 ($30.5 million), and the 1996 expiration of Buckskin's WFEC contract ($20.4 million), partially offset by the reactivation of Old Ben Mine #11 ($14.3 million) and other small sales increases. The $56.5 million decline in 1996 coal sales compared to 1995 was largely due to the three mine closures described above and the 1995 closure of Old Ben Mine #1 ($42.7 million), and price reductions on two major long-term coal supply contracts ($13.6 million).

     Energy trading revenues - EnerZ Corporation's energy trading and marketing activities commenced in January 1997. Approximately 80% of EnerZ's 1997 revenues were generated from electricity transactions with the remainder attributable to natural gas trading.

     Other revenues - Other revenues include throughput fees at the Company's two east coast transloading terminals; farm, timber, coal trucking, and ash disposal income; royalty and rental income from land and mineral interests; and gains from sales of surplus properties. The 1997 revenue decline was mainly due to lower revenue from third-party coal leases and timber sales. The 1996 other revenue increase was primarily the result of additional sales of surplus coal properties.

COSTS AND EXPENSES

     Cost of coal sales - The decrease in cost of sales from 1996 to 1997 primarily reflects the impact of the 1996 mine closings, and reductions in certain recorded liabilities. During 1997, the Company reduced accrued mine closing costs by approximately $23.4 million, including decreases in the Old Ben reclamation obligations and contingent claims liabilities referred to above. In addition, actuarially-based liability reductions included $3.2 million for postemployment benefits and $2.4 million for postretirement benefits. Various other estimated liabilities were reevaluated and reduced in total by $4.5 million. The decrease in cost of coal sales from 1995 to 1996 principally reflects significantly reduced sales from the closed mines, and cost savings from idling Wolf Creek Collieries Mine #4 and outsourcing coal formerly supplied by the idled mine.

     Energy trading costs - The increase in 1997 energy trading costs reflects EnerZ's first year of operations.

     Other costs and expenses - These amounts are directly associated with "other revenues" described above. The increase in 1997 as compared to 1996 costs is largely due to higher costs for operating the Encoal plant after the 1996 expiration of Department of Energy co-funding. The increase from 1995 to 1996 was mainly attributable to the timing of federal government cost-sharing receipts at the Encoal plant.

     Selling, general and administrative expenses - Lower 1997 expenses were mainly the result of lower stock appreciation unit and compensation-related charges and the timing of other expenses. Higher 1996 expenses were largely due to expanded business development activities.

     Gain on curtailment of postretirement benefits - The 1996 curtailment gain represents a reduction in the Company's recorded obligation to provide retiree medical benefits to certain former Midwestern mining employees as a result of their re-employment or termination prior to vesting.

     Reduction in accrued pneumoconiosis benefits - The 1997 and 1995 liability decreases were based on updated actuarial estimates that recognized positive trends in claims experience.

     Provision for asset impairments and accelerated mine closings - In July
1995, Old Ben closed   Mine #1, which resulted in a $32.3 million charge to
earnings. In October 1995, the Company idled the high-cost Wolf Creek Mine #4 and took a related $33.3 million charge to earnings. In December 1995, the Company recorded impairment losses totaling $49.1 million upon idling Old Ben Mine #11 and developing plans to close Old Ben Mine #24 and Old Ben Mine #26.


OTHER

     Proceeds from contract settlement - The Company received cash payments totaling $45.5 million in 1995 in connection with the settlement of litigation concerning a contract with Southern Indiana Gas and Electric Company.

     Net interest expense - Lower expense in 1997 primarily reflects higher interest income earned due to larger cash investments and capitalized interest on the development of the North Rochelle Mine. Lower 1996 expense primarily resulted from lower average borrowings.

     Income taxes (benefit) - Slightly lower pretax income and a lower tax rate were responsible for the decrease in income taxes from 1996 to 1997. Higher pretax income was responsible for the increase in income taxes from 1995 to 1996. The Company's effective tax rate was 15.0% in 1997 versus 16.3% in 1996 and 28.6% in 1995. The 1997 and 1996 rate improvements were mainly due to the benefits of tax loss carryforwards.

     The valuation allowance on deferred tax assets decreased $10.5 million from 1996 to 1997. This valuation allowance primarily relates to alternative minimum tax ("AMT") credit carryforwards. Although management believes that it is unlikely to realize all of its AMT credit carryforward under existing law and company structure, AMT credit carryforward is recognized to reduce the deferred tax liability from the amount of regular tax on temporary differences to the amount of tentative minimum tax on AMT temporary differences.


                              FINANCIAL CONDITION

     As of December 31, 1997, cash and equivalents totaled $103.3 million, down from $108.3 million at December 31, 1996. Cash generated from operating activities was $79.8 million in 1997, compared to $131.9 million in 1996, and $114.8 million in 1995 (excluding proceeds from 1995 contract settlement).

     Working capital was $22.2 million and $84.9 million at December 31, 1997 and 1996, respectively. Accounts receivable and accounts payable have increased $38.0 million and $42.6 million, respectively, in 1997 due to energy trading activities at EnerZ Corporation. Current maturities of long-term debt represent the cash paid in January 1998 related to the early extinguishment of the senior secured notes. The noncash reduction in mine closing-related liabilities contributed to the $12.7 million reduction in other accrued expenses.

     Investing activities consumed $70.7 million in cash during 1997, compared to $30.5 million in 1996 and $51.8 million in 1995. In addition to $21.8 million in expenditures related to the development of the North Rochelle mine, the Company continued to invest in property, plant and equipment needed to support business growth and improve productivity. The Company expects to spend approximately $105.0 million for capital additions during 1998, including approximately $61.0 million for continued development of the North Rochelle mine. The Company anticipates that, if Louisiana Generating LLC is successful in its bid to purchase the non-nuclear assets of Cajun Electric Power Cooperative, Inc., the Company's investment in Louisiana Generating LLC will be approximately $80.0 million.

     The Company used $14.1 million in cash for financing activities in 1997, up from $6.1 million in 1996 but down from $111.0 million in 1995. The major applications of cash in 1997 were dividend payments and purchase of treasury stock. The major application of cash in 1996 was the payment of dividends. Financing applications of cash in 1995 included debt repayments and, to a lesser extent, dividends.

     The ratio of outstanding debt to total capital was 1.94 to 1.00 at December 31, 1997 compared to 2.60 to 1.00 at December 31, 1996 and 4.23 to
1.00 at December 31, 1995. The 1997 and 1996 ratio improvements reflect 1997 and 1996 earnings.

     Other sources of liquidity include a $200.0 million revolving credit facility, of which $13.9 million was available as of December 31, 1997.

     On January 5, 1998, Zeigler prepaid $198.3 million of the 8.61% Senior Secured Notes to the Noteholders, using $68.3 million of cash and borrowing $130.0 million under a new Credit Agreement's revolving credit facility (see below). A related yield maintenance premium of $7.6 million was also paid to the Noteholders as required by the Note Purchase Agreement. Accordingly, Zeigler will recognize an extraordinary loss of $8.8 million
($6.6 million net of taxes) in the first quarter of 1998, consisting of the yield maintenance premium and the write-off of deferred financing costs related to the early extinguishment of debt.

     In April 1997, the Company executed a new Credit Agreement (the "New Credit Agreement") with certain financial institutions, which provides for senior unsecured revolving credit and letter of credit facilities aggregating $700.0 million. Interest on the revolving credit facility is paid in arrears based on rates which fluctuate based on the prime rate or a certain Interbank Offer Rate, as the Company may elect. Amounts outstanding under the New Credit Agreement are not secured. The New Credit Agreement and the facilities thereunder terminate five years from the initial advance. The New Credit Agreement requires the Company to maintain a minimum net worth and maximum long-term debt to EBITDA ratio, and contains other customary covenants and events of default. The New Credit Agreement, which replaces the Amended and Restated Credit Agreement dated October 19, 1994, became effective on January 5, 1998, in conjunction with the payment of the Company's outstanding 8.61% Senior Secured Notes.

     The Company believes that it has the financial resources and borrowing capacity needed to meet business requirements in the foreseeable future.


                                    OUTLOOK

     "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995 - The following Outlook and other items of this Report on Form 10-K contain forward-looking statements that are subject to risks and uncertainties inherent in the Company's business. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein and elsewhere in documents filed with the Securities and Exchange Commission, including, without limitation, the Company's Forms 10-K and 10-Q. Forward-looking statements made by the Company are used to describe business operations that fall into four areas of operation. Those operations are subject to factors that can negatively or positively affect the Company's results as follows:


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

- Liquids from Coal (LFC) Technology: The Company's technology operations, specifically the LFC clean coal technology, can be negatively or positively impacted by factors including, without limitation, the unproved commercial viability of the technology being developed; permitting and other regulatory uncertainties; the ability to obtain financing on acceptable terms; competition in the marketplace and uncertain demand for the output produced by the LFC process; engineering and construction risks; and other conditions.


- Power: The Company's operations in this area can be negatively or positively impacted by factors including, but not limited to, whether the Company's joint proposal to acquire out of bankruptcy the non-nuclear assets of Cajun Electric Power Cooperative, Inc. is confirmed by the bankruptcy court and approved by the relevant regulatory authorities; regulatory changes that limit or slow the advance of deregulation in the utility marketplace; competition in the wholesale power market; interruptions and uncertainties relating to fuel supply and transportation; and other conditions.

- Asset Management: The Company's operations in the area of asset management can be negatively or positively impacted by factors including, but not limited to, weather; unexpected maintenance problems; permitting and other regulatory uncertainties; legal proceedings; and other conditions.


     Possible Sale of Company - On December 3, 1997, the Company announced that it was retaining an investment banking firm to explore various strategic alternatives to maximize value for shareholders, including the possible sale of the entire Company. In connection therewith, the Board of Directors adopted a change-in-control severance plan and retention bonus plan for all salaried employees as well as special incentives for certain key employees. The Company has since retained the investment banking firm Credit Suisse First Boston and prepared materials for interested parties. The following estimates for 1998 may be affected by the possible sale of the Company or other strategic alternatives.

     Estimates for 1998 - The Company's five largest customers are expected to account for approximately 46% of total 1998 revenues, down from 52% in 1997. Management has targeted further productivity gains in the coal segment. The Company's estimated effective tax rate for 1998 is approximately 20%. The Company expects that capital expenditures, excluding major acquisitions, will increase to approximately $105 million in 1998. In addition to planned expenditures, incremental strategic investments will be considered on a case-by-case basis. Depreciation, depletion and amortization expense is expected to range between $65 and $70 million for the year.

     Year 2000 Compliance - The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 compliance issue. Such systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally. The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers, creditors and borrowers.

     The Company has identified all significant applications that will require modification to ensure Year 2000 compliance. The modification of all internally developed applications is substantially complete. The Company expects to complete testing of the majority of all significant external applications by early 1999.

     In addition, the Company is in the process of communicating with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

     The total cost to the Company of these Year 2000 compliance activities has not been, and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

     LFC Technology - In 1997, upon completion of planned development, the Company idled Encoal Corporation's clean coal demonstration plant in Wyoming. In 1998, marketing of the LFC technology, both domestically and internationally, will continue as well as the evaluation of options regarding Encoal. The net book value of Encoal Corporation's assets and the Company's related investment in clean coal technology was $6.7 million as of December 31, 1997.

     Inflation - Inflation may have a significant effect on the Company's revenues and expenses. Most of the Company's long-term contracts provide for the adjustment over time of certain components of revenue either through indices, formulas or direct pass-through of costs. These long-term contract provisions help mitigate some of the effects of increasing costs. Due to the capital-intensive nature of the Company's activities, inflation may also have a significant impact on the development or acquisition of mining operations, the future cost of final mine reclamation and the satisfaction of other long-term liabilities, such as health care or pneumoconiosis (black lung) benefits.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       Index to Consolidated Financial Statements and Supplementary Data


                                                                     Page
                                                                     ----

Independent Auditors' Report ........................................  28

Financial Statements:

      Consolidated Statements of Operations, Years Ended December 31,
       1997, 1996 and 1995 ..........................................  29

      Consolidated Balance Sheets, December 31, 1997 and 1996 .......  30

      Consolidated Statements of Cash Flows, Years Ended December 31,
       1997, 1996 and 1995 ..........................................  32

      Consolidated Statements of Shareholders' Equity,
       Years Ended December 31, 1997, 1996 and 1995 .................  33

      Notes to Consolidated Financial Statements ....................  34

                          INDEPENDENT AUDITORS' REPORT




To Zeigler Coal Holding Company:

     We have audited the accompanying consolidated balance sheets of Zeigler Coal Holding Company and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP

St. Louis, Missouri
February 5, 1998

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (Amounts in thousands, except per share amounts)


                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                             1997       1996        1995
                                                                             ----       ----        ----
REVENUES:
  Coal sales (Notes 13 and 16) .............................                $603,553   $698,523   $ 754,975
  Energy trading revenues ..................................                 166,474          -           -
  Other revenues ...........................................                  30,729     33,101      28,128
                                                                            --------   --------   ---------
Total revenues .............................................                 800,756    731,624     783,103
                                                                            --------   --------   ---------

COSTS AND EXPENSES:
  Cost of coal sales .......................................                 503,946    613,166     686,232
  Energy trading costs .....................................                 173,230          -           -
  Selling, general and administrative expenses .............                  16,017     21,271      20,740
  Other costs and expenses .................................                  29,823     22,514      18,487
  Gain on curtailment of postretirement benefits (Note 7) ..                       -    (16,295)          -
  Reduction in accrued pneumoconiosis benefits (Note 8) ....                  (8,244)         -     (23,299)
  Provision for asset impairments and accelerated
     mine closings (Note 10) ...............................                       -          -     114,662
                                                                            --------   --------   ---------
     Total costs and expenses ..............................                 714,772    640,656     816,822
                                                                            --------   --------   ---------

OTHER INCOME:
  Proceeds from contract settlement ........................                       -          -      45,500
                                                                             --------   --------   ---------

OPERATING EARNINGS .........................................                  85,984     90,968      11,781

NET INTEREST EXPENSE .......................................                  16,997     21,704      27,478
                                                                            --------   --------   ---------

EARNINGS (LOSS) BEFORE INCOME TAXES ........................                  68,987     69,264     (15,697)

INCOME TAXES (BENEFIT) (Note 3) ............................                  10,348     11,300      (4,484)
                                                                            --------   --------   ---------

NET EARNINGS (LOSS) ........................................                $ 58,639   $ 57,964    ($11,213)
                                                                            ========   ========   =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ....................................................                  28,261     28,362      28,356
  Diluted ..................................................                  28,646     28,483      28,356

NET EARNINGS (LOSS) PER COMMON SHARE:

  Basic ....................................................                   $2.07      $2.04      ($0.40)
                                                                               =====      =====     =======
  Diluted ..................................................                   $2.05      $2.04      ($0.40)
                                                                               =====      =====     =======








                See notes to consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except per share amount)


                                                                               December 31,
                                                                               ------------
                                                                             1997         1996
                                                                             ----         ----
                                    ASSETS
                                    ------
CURRENT ASSETS:
Cash and equivalents ..........................................          $  103,254   $  108,321
Receivables:
  Trade accounts receivable (net of allowances of $1,891
   and $2,840) ................................................              89,086       51,122
  Other receivables ...........................................               3,677        3,974
                                                                         ----------   ----------
     Total receivables, net ...................................              92,763       55,096
                                                                         ----------   ----------

Inventories:
  Coal finished goods .........................................               9,287       12,525
  Coal work in process ........................................              12,932        8,744
  Mine supplies ...............................................              18,937       20,093
                                                                         ----------   ----------
     Total inventories ........................................              41,156       41,362

Deferred income taxes (Note 3) ................................               9,583        9,747
Other current assets ..........................................               3,541        3,426
                                                                         ----------   ----------
     Total current assets .....................................             250,297      217,952
                                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT:
  Land and mineral rights .....................................             632,781      627,369
  Prepaid royalties ...........................................              20,173       21,705
  Plant and equipment .........................................             540,566      493,962
                                                                         ----------   ----------
     Total at cost ............................................           1,193,520    1,143,036
  Less - Accumulated depreciation, depletion and amortization .            (365,314)    (324,166)
                                                                         ----------   ----------
     Property, plant and equipment, net .......................             828,206      818,870
                                                                         ----------   ----------

OTHER ASSETS:
  Prepaid pension expense (Note 6) ............................               4,836        7,056
  Deferred financing costs, net ...............................               2,329        1,835
  Other long-term assets ......................................               8,289        4,912
                                                                         ----------   ----------
     Total other assets .......................................              15,454       13,803
                                                                         ----------   ----------

TOTAL ASSETS .................................................           $1,093,957   $1,050,625
                                                                         ==========   ==========







                See notes to consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except per share amount)

                                                                                                    December 31,
                                                                                                    ------------
                                                                                               1997             1996
                                                                                               ----             ----

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 4) .......................                      $    68,342  $         -
  Accounts payable - trade ............................................                           81,523       38,895
  Other taxes payable .................................................                           22,527       22,057
  Accrued payroll and related benefits ................................                           20,103       23,807
  Other accrued expenses (Note 6) .....................................                           35,598       48,263
                                                                                             -----------  -----------
       Total current liabilities ......................................                          228,093      133,022

LONG-TERM DEBT (Notes 4 and 5) ........................................                          275,800      344,770
ACCRUED POSTRETIREMENT BENEFIT OBLIGATIONS (Note 7) ...................                          253,700      245,385
ACCRUED PNEUMOCONIOSIS BENEFITS (Note 8) ..............................                           36,156       46,256
ACCRUED MINE CLOSING COSTS (Note 10) ..................................                           55,957       75,663
DEFERRED INCOME TAXES (Note 3) ........................................                           20,527       13,033
OTHER LONG-TERM LIABILITIES:
 Accrued workers' compensation ........................................                           29,459       36,617
 Accrued postemployment benefits ......................................                           14,619       18,095
 Other ................................................................                            1,906        5,178
                                                                                             -----------  -----------

       Total other long-term liabilities ..............................                           45,984       59,890
                                                                                             -----------  -----------

COMMITMENTS AND CONTINGENCIES (Notes 15 and 16) .......................                                -            -
                                                                                             -----------  -----------

       Total liabilities ..............................................                          916,217      918,019
                                                                                             -----------  -----------

SHAREHOLDERS' EQUITY:
  Preferred stock (Note 12) ...........................................                                -            -
  Common stock - $0.01 par value per share - 50,000 shares authorized;
    28,441 shares issued and 28,197 shares outstanding as of
    December 31, 1997 and 28,377 issued and outstanding as of
    December 31, 1996 .................................................                              284          284
  Capital in excess of par value ......................................                           73,120       72,191
  Retained earnings (Note 4) ..........................................                          110,284       60,131
                                                                                             -----------  -----------
                                                                                                 183,688      132,606
  Less cost of common stock in treasury - 244 shares at December 31,
    1997, and no shares at December 31, 1996 ..........................                           (5,948)           -
                                                                                             -----------  -----------
       Total shareholders' equity .....................................                          177,740      132,606
                                                                                             -----------  -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................                      $ 1,093,957  $ 1,050,625
                                                                                             ===========  ===========


                See notes to consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                             1997       1996      1995
                                                                             ----      -----      ----
OPERATING ACTIVITIES:
Net earnings (loss) ..............................................         $ 58,639  $ 57,964   ($11,213)
                                                                          ---------  --------   ---------
Adjustments for differences between net earnings (loss) and cash flows from operating activities:
  Depreciation, depletion and other amortization .................           57,912    60,134     68,576
  Amortization of deferred financing costs .......................              790       838        838
  Postretirement benefits ........................................            8,315   (10,454)     3,318
  Gain on sales of property, plant and equipment .................           (5,066)   (5,062)    (1,462)
  Prepaid pension costs ..........................................            2,220     2,499      2,943
  Pneumoconiosis benefits ........................................          (10,100)   (3,168)   (23,754)
  Postemployment benefits ........................................           (3,476)      811      3,485
  Workers' compensation ..........................................           (7,158)    5,851      8,905
  Mine closing costs .............................................          (17,810)   (6,539)    (9,654)
  Provision for asset impairments and accelerated mine closings ..                -         -    114,662
  Stock appreciation units .......................................           (4,195)  (10,172)     2,492
  Deferred income taxes ..........................................            7,658    13,885    (16,984)
  Other noncash items ............................................           (5,143)   (4,892)    (1,489)
  Changes in working capital components:
    (Increase) decrease in receivables ...........................          (37,717)   16,660     15,502
    Decrease in inventories ......................................               71     8,584      7,809
    (Increase) decrease in other current assets ..................             (117)     (441)     2,353
    Increase (decrease) in accounts payable - trade ..............           42,628    (7,292)    (7,365)
    Increase (decrease) in accrued expenses and other current
     liabilities .................................................           (7,690)   12,668      1,323
                                                                          ---------  --------  ---------
      (Increase) decrease in working capital .....................           (2,825)   30,179     19,622
                                                                          ---------  --------  ---------

  Total adjustments to net earnings (loss) .......................           21,122    73,910    171,498
                                                                          ---------  --------  ---------

 Net cash provided by operating activities .......................           79,761   131,874    160,285
                                                                          ---------  --------  ---------

INVESTING ACTIVITIES:
 Additions to property, plant and equipment ......................          (74,426)  (31,427)   (56,334)
 Cash paid for sale of Indiana assets ............................           (4,000)   (7,000)         -
 Proceeds from sales of property, plant and equipment ............            7,745     7,890      4,545
                                                                          ---------  --------  ---------
 Net cash used in investing activities ...........................          (70,681)  (30,537)   (51,789)
                                                                          ---------  --------  ---------

FINANCING ACTIVITIES:
 Proceeds from debt refinancing ..................................          145,800         -          -
 Net repayments of long-term debt ................................         (146,428)        -   (105,288)
 Proceeds from common stock issued under stock option plan .......              929       247          -
 Payment of dividends ............................................           (8,484)   (6,382)    (5,672)
 Purchase of treasury stock ......................................           (5,998)        -          -
 Sale of treasury stock ..........................................               34         -          -
                                                                           ---------  --------  ---------
   Net cash used in financing activities .........................          (14,147)   (6,135)  (110,960)
                                                                          ---------  --------  ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ..................           (5,067)   95,202     (2,464)

 CASH AND EQUIVALENTS, BEGINNING .................................          108,321    13,119     15,583
                                                                          ---------  --------  ---------
 CASH AND EQUIVALENTS, ENDING ....................................         $103,254  $108,321    $13,119
                                                                          =========  ========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during period for:
      Interest, net of amount capitalized ........................          $16,085  $ 22,804    $27,372
     Income taxes, net of refunds ................................            5,231    (2,997)    10,549




                See notes to consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                (Amounts in thousands, except per share amounts)




                                                                                                                          Total
                                                                                      Capital in                          Share-
                                                                              Common   Excess of   Retained  Treasury     holders'
                                                                               Stock   Par Value   Earnings   Stock       Equity
                                                                              ------  ----------  ---------  --------   -----------
BALANCE, JANUARY 1, 1995....................................................   $ 283   $ 71,945   $ 26,143   $     -     $  98,371

   Net loss ................................................................       -          -    (11,213)        -       (11,213)
   Cash dividends declared ($.20 per share) ................................       -          -     (5,672)        -        (5,672)
                                                                               -----   --------   --------   -------     ---------

BALANCE, DECEMBER 31, 1995 .................................................     283     71,945      9,258         -        81,486

  Issuance of 22 shares of common stock under stock option plan (Note 9) ...       1        246          -         -           247
  Net income ...............................................................       -          -     57,964         -        57,964
  Cash dividends declared ($.25 per share) .................................       -          -     (7,091)        -        (7,091)
                                                                               -----   --------   --------   -------     ---------

BALANCE, DECEMBER 31, 1996 .................................................     284     72,191     60,131         -       132,606

   Issuance of 66 shares of common stock under stock option plan (Note 9) ..       -        929          -         -           929
   Purchase of 246 shares of common stock ..................................       -          -          -    (5,998)       (5,998)
   Issuance of 2 shares of treasury stock at less than cost ................       -          -        (16)       50            34
   Net income ..............................................................       -          -     58,639         -        58,639
   Cash dividends declared ($.30 per share) ................................       -          -     (8,470)        -        (8,470)
                                                                               -----   --------   --------   -------     ---------

BALANCE, DECEMBER 31, 1997 .................................................   $ 284   $ 73,120   $110,284   ($5,948)    $ 177,740
                                                                               =====   ========   ========   =======     =========





                See notes to consolidated financial statements.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

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

     Cash and Equivalents - Cash and equivalents include cash on deposit and highly liquid investments with a maturity of three months or less.

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

     Mine development costs and the net amount of associated interest cost are capitalized. Exploration costs are expensed as incurred. Depletion of mineral rights and capitalized mine development costs is provided on the basis of tonnage mined in relation to total estimated recoverable tonnage.

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

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Postretirement Benefits Other Than Pensions - As prescribed by SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, Zeigler accrues, based on annual independent actuarial valuations, for the expected costs of providing postretirement benefits other than pensions, primarily medical benefits, during an employee's actual working career until vested.

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

     Asset Impairments and Accelerated Mine Closing Accruals - In certain situations, expected mine lives are shortened because of changes to planned operations. When that occurs, and it is determined that the mine's underlying costs are not recoverable in the future, reclamation and mine closing obligations are accelerated and the mine closing accrual is increased accordingly. Also, to the extent that it is determined that asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized. The Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of in 1995. SFAS No. 121 expanded the Company's criteria for loss recognition, and provides methods for both determining when an impairment has occurred and for measuring the amount of the impairment. SFAS No. 121 requires that projected future cash flows from use and disposition of all the Company's assets be compared with the carrying amounts of those assets. When the sum of projected cash flows is less than the carrying amount, impairment losses are recognized.

     Revenue Recognition - Coal sales are recognized at contract prices at the time title transfers to the customer. Coal sales are reduced and an allowance is established for pricing disputes. Revenue at the import/export terminals is recognized at the time of throughput.

        Energy Trading Revenues and Costs - Energy trading revenues and costs represent revenues and costs derived from the trading of power and gas forward and future contracts and options. These forward and future contracts and options are marked-to-market with gains and losses recognized currently. Revenue and cost on forward and future contracts is recognized on settlement date.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

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

     Net Earnings Per Common Share - The Company adopted SFAS No. 128, Earnings Per Share, beginning with the Company's fourth quarter of 1997. All prior period net earnings per common share data have been restated to conform to the provisions of this statement. Basic net earnings per common share is computed using the weighted average number of shares outstanding. Diluted net earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 385,000 and 121,000 in 1997 and 1996, respectively, were used in the calculation of diluted earnings per common share. Options to purchase 334,000 and 809,000 shares of common stock in 1997 and 1996, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock. All options to purchase common stock were excluded in the 1995 computation of diluted earnings per common share since the options were antidilutive.

     Reclassifications - Certain amounts in the 1996 and 1995 financial statements and notes have been reclassified to conform with the 1997 presentation.


2.  DESCRIPTION OF BUSINESS

     Zeigler is engaged principally in the mining of coal for sale primarily to electric utilities in the United States. In addition, during 1997, the Company began power and gas trading through its new energy trading and marketing subsidiary, EnerZ Corporation.

3.  INCOME TAXES

     Income tax expense (benefit) is comprised of the following:

                                  Year Ended December 31,
                                  -----------------------
                                 1997      1996      1995
                                -------  --------  --------
    Current:
       Federal ..............  $ 2,228  ($2,179)   $ 10,521
       State ................      462     (408)      1,979
    Deferred:
       Federal ..............    6,701    12,151    (14,862)
       State ................      957     1,736     (2,122)
                               -------  --------   --------
           Total ............  $10,348  $ 11,300    ($4,484)
                               =======  ========   ========

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes due to the following:


                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                            1997       1996     1995
                                                                            ----       ----     ----
    Computed tax at federal statutory rate .......................        $24,145   $24,246  ($5,494)
    State tax - net of federal benefits ..........................          2,242     2,162   (4,758)
    Percentage depletion .........................................         (8,893)   (8,164) (10,469)
    Change in valuation allowance ................................        (10,542)   (8,889)  14,113
    Other - net ..................................................          3,396     1,945    2,124
                                                                         --------  --------  -------
    Income tax expense (benefit) provided ........................        $10,348   $11,300  ($4,484)
                                                                         ========  ========   ======


    The components of the net deferred tax liability are as follows:


                                                                                      December 31,
                                                                                     ------------
                                                                                    1997       1996
                                                                                    ----       ----
 Deferred tax liabilities related to:
   Property and equipment ..............................................         $143,366   $127,798
   Land and mineral rights .............................................           32,659     31,666
   Other ...............................................................            8,772     11,592
                                                                                ---------   --------
     Total deferred tax liability ......................................          184,797    171,056
                                                                                ---------   --------
 Deferred tax assets related to:
   Accrued mine closing costs ..........................................           22,383     23,730
   Accrued pneumoconiosis benefits .....................................           14,462     18,344
   Accrued workers' compensation costs .................................           11,784     14,647
   Accrued postretirement benefits .....................................          101,480     98,154
   Other ...............................................................           20,727     21,812
   Alternative minimum tax credit carryforwards ........................           33,811     32,419
                                                                                ---------   --------

     Total deferred tax asset before valuation allowance ...............          204,647    209,106
     Less - Valuation allowance ........................................          (30,794)   (41,336)
                                                                                ---------   --------
     Total deferred tax asset ..........................................          173,853    167,770
                                                                                ---------   --------
 Net deferred tax liability ............................................         ($10,944)   ($3,286)
                                                                                =========   ========

 Shown as:
     Current deferred tax asset ........................................          $ 9,583     $9,747
     Noncurrent deferred tax liability .................................          (20,527)   (13,033)



     Zeigler also has an AMT credit carryforward of $33,811 and $32,419 at December 31, 1997 and 1996, respectively, available to be used in future periods. Although management believes that it is unlikely to realize all of its AMT credit carryforward under existing law and company structure, AMT credit carryforward is recognized to reduce the deferred tax liability from the amount of regular tax on temporary differences to the amount of tentative minimum tax on AMT temporary differences.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

4.  LONG-TERM DEBT

    Long-term debt consists of the following:





                                                                                           December 31,
                                                                                         1997          1996
                                                                                         ----          ----

    8.61% senior secured notes ................................................        $198,342       $198,970
    Industrial revenue bonds ..................................................         145,800        145,800
                                                                                       --------       --------
            Total .............................................................         344,142        344,770
    Less current maturities ...................................................          68,342              -
                                                                                       --------       --------
                           Long-term debt .....................................        $275,800       $344,770
                                                                                       ========       ========


     8.61% Senior Secured Notes - The 8.61% Senior Secured Notes are payable to a group of insurance companies and other financial institutions under Note Purchase Agreements dated as of November 16, 1992. Interest on the notes is payable semiannually. Annual principal payments begin on November 15, 1998 at the rate of 20% of the original outstanding amount of $400,000. The notes require Zeigler to offer to make mandatory prepayments in the event Zeigler generates excess cash flow, as defined in the Note Purchase Agreements, or makes asset sales above specified levels. The amount of excess cash flow that must be offered as a prepayment to the Noteholders is based upon the percentage of debt due to the Noteholders divided by the total indebtedness to both the Noteholders and the lenders under the Credit Agreement described in the fourth following paragraph. The Noteholders were offered a prepayment of $25,050 in 1997 based on free cash flow, as defined, for 1996, of which $628 of the prepayments were accepted by the Noteholders.

     The notes are collateralized by a first mortgage on substantially all of Zeigler's assets. The collateral is shared pari passu with the lenders involved with the Credit Agreement. The notes may be prepaid at Zeigler's discretion; however, the Noteholders are entitled to receive a prepayment premium that protects the yield to the Noteholders over the remainder of the term of notes. In effect, this yield maintenance premium is the net present value of the reduced yield to the Noteholders over the remaining scheduled term of the Notes based upon an assumed reinvestment rate of 50 basis points (0.5%) over the then available yield for U.S. Treasury securities with a maturity equal to that of the Senior Secured Notes. No yield maintenance premium is payable on mandatory prepayments out of excess cash flow.

     On January 5, 1998, Zeigler prepaid $198,342 to the Noteholders, using $68,342 of cash and borrowing $130,000 under a new Credit Agreement's revolving credit facility (see below). A related yield maintenance premium of $7,604 was also paid to the Noteholders as required by the Note Purchase Agreement. Accordingly, Zeigler will recognize an extraordinary loss of $8,849 ($6,637 net of taxes) in the first quarter of 1998, consisting of the yield maintenance premium and the write-off of deferred financing costs related to the early extinguishment of debt.

     Industrial Revenue Bonds - In August 1997, the Company completed the refunding of its industrial revenue bonds. The industrial revenue bonds are floating rate obligations issued by the Peninsula Ports Authority of Virginia ($115,000) and Charleston County, South Carolina ($30,800). Both obligations are backed by letters of credit issued under the Company's revolving credit facility. These refundings served to extend the maturities of the industrial revenue bonds and to release Shell Oil Company from its guarantees of the underlying obligations. The principal of the obligation by the Peninsula Ports Authority of Virginia is due in one lump-sum payment on May 1, 2022, and the principal of the obligation by Charleston County, South Carolina is due in one lump-sum payment on August 1, 2028. Interest on these obligations is payable monthly. The weighted average interest rate for these borrowings was 3.66% and 3.38% as of December 31, 1997 and 1996, respectively.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

     Credit Agreement - On October 19, 1994, Zeigler amended and restated its Credit Agreement dated November 16, 1992, as previously amended and restated on March 15, 1994. The Credit Agreement provides for a $200,000 revolving credit facility, with a three year term, and can be used for both loans and letters of credit. As of December 31, 1997, Zeigler had used $186,107 out of the total $200,000 revolving credit facility for outstanding letters of credit. The provisions of the Credit Agreement require a commitment fee to be paid on the unused portion of the revolving credit facility. Interest is paid based on floating rates which fluctuate based on the prime rate, or the London Interbank Offer Rate (LIBOR) plus various increments. The interest rate was 6.42% at December 31, 1997. The Credit Agreement is collateralized by a first mortgage on substantially all of Zeigler's assets. The collateral is shared pari passu with the holders of the Senior Secured Notes.

     In April 1997, the Company executed a new Credit Agreement (the "New Credit Agreement") with certain financial institutions, which provides for senior unsecured revolving credit and letter of credit facilities aggregating $700,000. Interest on the revolving credit facility is paid in arrears based on rates which fluctuate based on the prime rate or a certain Interbank Offer Rate, as the Company may elect. Amounts outstanding under the New Credit Agreement are not secured. The New Credit Agreement and the facilities thereunder terminate five years from the initial advance. The New Credit Agreement requires the Company to maintain a minimum net worth and maximum long-term debt to EBITDA ratio, and contains other customary covenants and events of default. The New Credit Agreement, which replaces the Amended and Restated Credit Agreement dated October 19, 1994, became effective on January 5, 1998, in conjunction with the payment of the Company's outstanding Senior Secured Notes.


     Maturities - At December 31, 1997, aggregate scheduled maturities of all long-term debt for each year through 2002 are as follows:


                      1998 ...................  $ 68,342
                      1999 ...................         -
                      2000 ...................         -
                      2001 ...................         -
                      2002 ...................         -
                      Thereafter..............   275,800
                                                --------
                      Total ..................  $344,142
                                                ========



5.  FINANCIAL INSTRUMENTS

     The fair value of Zeigler's long-term debt has been calculated based on quoted market prices for similar issues or current rates offered to Zeigler for debt of the remaining maturities. Long-term debt has an estimated fair value of $351,746 and $349,451 compared to the carrying amount of $344,142 and $344,770 at December 31, 1997 and 1996, respectively. The carrying amount of all other financial instruments, including cash and equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

     Through its energy trading subsidiary, the Company began entering into power and gas forward contracts and options for trading purposes in 1997. These forward contracts and options were marked-to-market with any gains and losses recognized currently. At December 31, 1997, open net contract and option positions were not material and did not represent significant credit related exposure.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

6.  PENSION AND SAVINGS PLANS

     Salaried Pension Plan - Zeigler has a non-contributory pension plan covering substantially all employees other than those who are members of the United Mine Workers of America ("UMWA"). The plan is a cash balance retirement plan which provides benefits based upon the employee's length of credited service and compensation during each year of employment. Zeigler's funding policy is to make, as a minimum contribution, the equivalent of the minimum payment required by the Employee Retirement Income Security Act of 1974. The Company contributed $123 in 1997 to the pension plan. There were no minimum contributions required in 1996 and 1995.

     The pension cost components for the year ended December 31, are as follows:



                                                                      1997         1996       1995
                                                                      ----         ----       ----
Service cost (for benefits earned during the
  year).........................................................    $  3,186      $  3,543   $  3,566
Interest cost on projected benefit
  obligations...................................................       7,285         7,321      7,636
Actual return on plan assets....................................     (11,709)      (14,043)   (20,889)
Net amortization and deferral...................................       3,581         5,678     12,630
                                                                    --------      --------   --------
    Total.......................................................    $  2,343      $  2,499   $  2,943
                                                                    ========      ========   ========

A reconciliation of the plan's status to amounts recognized in Zeigler's balance sheets as of December 31, follows:


                                                                                              1997              1996
                                                                                              ----              ----
Plan assets at fair value .........................................................         $108,081          $105,897
                                                                                            --------          --------
Actuarial present value of plan benefits:
    Vested ........................................................................           89,679            84,305
    Nonvested .....................................................................            3,932             3,390
                                                                                            --------          --------
    Accumulated benefit obligation ................................................           93,611            87,695
    Additional obligation for future salary increases .............................            6,497             7,190
                                                                                            --------          --------
         Projected benefit obligation .............................................          100,108            94,885
                                                                                            --------          --------

Excess of plan assets over projected
    benefit obligation ............................................................            7,973            11,012
Unrecognized net transition asset ..................................................            (480)             (548)
Unrecognized prior service cost ....................................................             242               264
Unrecognized net gain ..............................................................          (2,899)           (3,672)
                                                                                            --------          --------
Prepaid pension expense ............................................................        $  4,836          $  7,056
                                                                                            ========          ========




     The unrecognized net transition asset, representing the excess of the fair value of plan assets over the projected benefit obligation at the date of adoption, is being amortized over the average expected future service periods of employees.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

     Assumptions used in developing the projected benefit obligation as of December 31, are as follows:


                                                        1997   1996
                                                       ------ ------
     Discount rate ...................................  7.25%  7.75%
     Rate of compensation increase ...................  4.00%  4.00%
     Rate of return on plan assets ...................  9.50%  9.50%


     Plan assets consist principally of common stocks and U.S. government and corporate obligations.

     UMWA Pension Plan - Old Ben Coal Company ("Old Ben"), a wholly-owned subsidiary, and Marrowbone Development Company, a division of Mountaineer Coal Development Company, an indirect subsidiary, are required under their respective contracts with the UMWA to pay amounts based on hours worked to the UMWA Pension Plan and Trust, a multi-employer pension plan covering all employees who are members of the UMWA. The accompanying consolidated statements of operations include $1,578, $2,102, and $2,778, of expense in 1997, 1996, and 1995, respectively, applicable to the plan. The National Bituminous Coal Wage Agreement of 1998 ("NBCWA") authorizes the Bituminous Coal Operators Association to increase the rate of contributions from employers to assure payment of benefits. The union contract requires all currently participating employers to guarantee benefits jointly, but not severally, with all other currently participating employers. It is not practical to determine each subsidiaries' allocable share of the plan's net assets and accumulated benefits.

     401(k) Plans - Zeigler and certain subsidiaries sponsor savings and long-term investment plans for substantially all employees other than employees covered by the contract with the UMWA. One of the plans will match 50% of the voluntary contributions up to a maximum contribution of 3% of a participant's salary with an additional matching contribution subject to certain performance criteria. The expense under these plans was $1,276, $1,391, and $1,036, in 1997, 1996 and 1995, respectively.

     Stock Appreciation Units - Zeigler has a long-term incentive plan which entitles certain officers and key employees to receive a cash award for an amount equal to the excess of the fair market value of Zeigler's common stock on the date the unit matures over the base price at the date of grant of the award. The plan permits an aggregate of 1,635,200 such stock appreciation units of which 73,600 and 284,320 were outstanding at December 31, 1997 and 1996, respectively. The vesting period ranges from three to five years. During 1997, 210,080 stock appreciation units matured. Costs and expenses include approximately $141, $2,917, and $3,178, of charges in connection with this plan for 1997, 1996 and 1995, respectively. Outstanding stock appreciation units with maturities less than one year are included as a component of other accrued expenses.

7.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     UMWA Combined Benefit Fund - Zeigler provides healthcare benefits to eligible retirees and their dependents. Retirees who were members of the UMWA and who retired on or before December 31, 1975 received these benefits from multi-employer benefit plans. Old Ben contributed to these funds based on the number of its retirees in one of the funds and based on hours worked by current UMWA members for the other fund. Current and projected operating deficits of these trusts led to the passage of the Coal Industry Retiree Health Benefit Act of 1992 (the "Act"). The Act established a new multi-employer benefit trust that will provide healthcare and life insurance benefits to all beneficiaries of the earlier trusts who were receiving benefits as of July 20, 1992. The Act provides for the assignment of beneficiaries to their former employers and any unassigned beneficiaries to employers based on a formula. The expense under these plans, which is recognized as contributions are made, amounted to $3,431, $2,968, and $3,527, in 1997, 1996 and 1995, respectively. Based upon an independent actuarial valuation, Zeigler estimates the amount of its obligation under the new plan to be approximately $21,637 as of December 31, 1997.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

     Zeigler Benefit Plans - Net postretirement healthcare cost for the year ended December 31, includes the following:


                                                                           1997        1996       1995
                                                                           ----        ----       ----
     Service cost .................................................      $ 4,270     $ 4,562    $ 5,027
     Interest cost ................................................       18,436      17,123     17,842
     Amortization of prior service cost............................       (1,176)     (4,608)    (9,208)
     Amortization of unrecognized gain.............................         (126)       (573)      (327)
                                                                         -------     -------    -------
        Net periodic postretirement benefit cost ..................      $21,404     $16,504    $13,334
                                                                         =======     =======    =======

     A reconciliation of the plan's status to amounts recognized in Zeigler's balance sheets as of December 31, follows:


                                                                                                        1997          1996
                                                                                                        ----          ----
      Accumulated postretirement benefit obligation:
         Retirees ........................................................................            $146,388      $135,044
         Fully eligible active employees .................................................              61,974        53,477
         Other active employees ..........................................................              61,899        52,760
                                                                                                      --------      --------
            Total ........................................................................             270,261       241,281
      Unrecognized net (loss) gain .......................................................             (17,379)        4,909
      Unrecognized prior service cost (benefit) ..........................................                 818          (805)
                                                                                                      --------      --------
      Accumulated postretirement benefit obligation ......................................            $253,700      $245,385
                                                                                                      ========      ========


     In 1996, as a result of the re-employment or termination prior to vesting of certain Midwestern employees, the Company recorded a $16,295 gain related to the curtailment of its postretirement benefit plan.

     The discount rate used to determine the accumulated postretirement benefit obligation was 7.25% and 7.5% at December 31, 1997 and January 1, 1997, respectively. The assumed healthcare cost trend rates used in determining the net expense for 1997 are shown in the following table. Healthcare cost trends were assumed to decline from 1997 levels to an ultimate ongoing level over five years as follows:


                                           1997  Ultimate
                                           Rate    Rate
                                           ----  --------
         Pre-65 ........................   8.0%     5.0%
         Post-65 .......................   6.5%     5.0%
         Medicare offset ...............   6.0%     5.0%



     The expense and liability estimates can fluctuate by significant amounts based upon the assumptions used by the actuaries. If the healthcare cost trend rates were increased by one percent in each year, the accumulated postretirement benefit obligation would be 14 percent higher as of December 31, 1997. The effect of this change on the 1997 expense accrual would be an increase of 14 percent.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.  PNEUMOCONIOSIS BENEFITS

     The actuarially determined liability for pneumoconiosis (black lung) benefits is based on a 6% discount rate and various other assumptions including incidence of claims, benefit escalation, terminations and life expectancy. The annual black lung expense is comprised of the net change in the beginning accrual balance, a charge for interest on the unfunded accrual balance plus the premiums paid to the state insurance funds. The January 1, 1997 and January 1, 1995 actuarial studies reduced the estimated pneumoconiosis liability by $8,244 and $23,299, respectively, as compared to the previous study. The lower estimates resulted primarily from favorable claims experience and reduced projected future claims.

     The cost of black lung benefits charged to operations for Zeigler and its subsidiaries, excluding the changes in estimated liability mentioned above, was $2,280, $157, and $2,967 in 1997, 1996 and 1995, respectively.


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

     The following summarizes the stock option transactions under the Option Plan for the three years ended December 31, 1997:




                                                                    Number of                      Weighted Average
                                                                     Shares      Option Prices      Exercise Price
                                                                    ---------   --------------     ----------------

   Options outstanding at
    December 31, 1994 .............................                 1,096,800    $11.13 to 16.05        $14.27
      Granted .....................................                    19,000     10.75 to 12.88         12.54
      Canceled ....................................                   (29,800)    11.13 to 16.05         15.22
                                                                    ---------

   Options outstanding at
    December 31, 1995 .............................                 1,086,000     10.75 to 16.05         14.22
      Granted .....................................                   688,000     14.00 to 20.00         15.86
      Exercised ...................................                   (21,530)    11.13 to 16.05         11.42
      Canceled ....................................                  (153,320)    11.13 to 16.05         14.50
                                                                    ---------

   Options outstanding at
    December 31, 1996 .............................                 1,599,150     10.75 to 20.00         14.93
      Granted .....................................                   434,000     23.38 to 26.25         25.52
      Exercised ...................................                   (65,710)    10.75 to 16.05         14.68
      Canceled ....................................                  (210,280)    10.75 to 26.25         20.19
                                                                    ---------

   Options outstanding at
    December 31, 1997 ............................                  1,757,160     11.13 to 26.25         16.93
                                                                    =========

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

     The outstanding stock options at December 31, 1997, 1996 and 1995 have a weighted average remaining contractual life of 7.64, 8.28, and 8.51 years, respectively. The number of stock option shares exercisable at December 31, 1997, 1996, and 1995 were 717,464, 362,710, and 213,400, respectively.

     Generally, stock options are granted at prices which are equal to the market value of the stock on the date of grant, have a maximum term of ten years, and vest in equal annual increments over five years. The weighted average fair value at date of grant for options granted during 1997, 1996, and 1995 was $10.66, $5.76, and $3.96 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                          1997    1996    1995
                                         -----   -----   -----
                Expected life (years)         7       7       7

                Risk-free interest rate   5.52%   6.26%   6.18%

                Volatility               34.98%  29.90%  29.90%

                Dividend yield            1.18%   1.94%   2.52%



     As previously discussed, the Company accounts for the Option Plan in accordance with APB No. 25 under which no compensation expense has been recognized for stock option awards. Had compensation cost for the Company's stock option plan been determined on the fair value at the grant date for awards for the three year period ended December 31, 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings
(loss) per share would have been reduced to the pro forma amounts indicated below:


                                                  1997     1996      1995
                                                  ----     ----      ----
      Net earnings (loss) - as reported .....  $58,639  $57,964  ($11,213)

      Net earnings (loss) - pro forma .......   57,590   57,611   (11,217)

      Earnings (loss) per share - as reported
       Basic ................................  $  2.07  $  2.04     ($.40)
       Diluted ..............................     2.05     2.04      (.40)

      Earnings (loss) per share - pro forma
       Basic ................................  $  2.04  $  2.03     ($.40)
       Diluted ..............................     2.01     2.02      (.40)



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

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10.  ASSET IMPAIRMENTS AND ACCELERATED MINE CLOSING COSTS

     The following summarizes the components of asset impairments and accelerated mine closing costs:

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                              1997        1996        1995
                                                                              ----        ----        ----
  Regular accruals for future mine closings ........                        $6,403       $6,875     $  9,440
                                                                            ======       ======     ========
  Impairments and accelerated accruals:
       Write-down of assets .............................                   $    -       $    -     $ 84,513
       End of mine closing and reclamation liabilities ..                        -            -       28,024
       Other liabilities ................................                        -            -        2,125
                                                                            ------       ------     --------
  Total impairments and accelerated accruals .......                        $    -       $    -     $114,662
                                                                            ======       ======     ========

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

     In the fourth quarter of 1995, the Company recorded asset impairments and accelerated accruals totaling $82,400 in connection with the idling, closing and projected closing of certain mines. Of that amount, $49,100 relates to Old Ben's operations in southern Illinois. Old Ben idled one mine in Randolph County, Illinois on December 31, 1995, and made plans to close two other mines in Franklin County, Illinois later in 1996, mainly due to a sharp reduction in demand for the Illinois Basin's high-sulfur coal. Management did not expect the high-sulfur market to improve significantly in the foreseeable future. The remaining $33,300 fourth quarter charge was associated with the indefinite idling of Wolf Creek's underground mine in eastern Kentucky on October 1, 1995. That amount consists of asset write-downs totaling $26,000 and increased reclamation liabilities of $7,300. Operations were suspended at the mine chiefly due to the new sourcing flexibility negotiated in the amended contract with Carolina Power & Light Company which allows the Company to supply the contract with coal purchased from lower-cost producers. The ongoing high costs at the Wolf Creek mine were mainly attributable to unfavorable geology and declining productivity.

     11.  SALE OF INDIANA ASSETS

     On February 12, 1996, the Company closed the sale of the majority of its assets in Indiana to Kindill Mining, Inc. ("Kindill"). These assets had a combined book value of $13,400 and included Old Ben Mine #1 and Old Ben Mine #2, along with various other coal properties and interests. The Company also agreed to make cash payments to Kindill of $7,000 in 1996 and $4,000 in 1997. In exchange, Kindill assumed the associated reclamation liabilities, estimated at approximately $23,400. This sale was completed on April 30, 1996, after Kindill secured the required mining permits. The sale of these assets did not have a material effect on current income.

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

13.  SIGNIFICANT CUSTOMERS

     Coal sales include transactions involving both produced and purchased coal. Two customers accounted for 29% and 16% of coal sales in 1997, 18% and 14% of coal sales in 1996, and 18% and 13% of coal sales in 1995.

14.  RELATED PARTY TRANSACTIONS

     Shell Oil Company, a former indirect shareholder, provides guarantees for certain letters of credit and surety bonds of Zeigler. Zeigler reimburses Shell for its costs in providing these guarantees.

15.  COMMITMENTS AND CONTINGENCIES (Also see Note 16 - Legal Proceedings)

     Zeigler and its subsidiaries have operating lease commitments expiring at various dates, primarily for equipment. Minimum rental obligations under these leases at December 31, 1997 are summarized by fiscal year as follows:


                        1998.................  $5,095
                        1999.................   1,172
                        2000.................     623
                        2001.................     284
                        2002.................      20
                        Thereafter...........       -
                                               ------
                        Total ...............  $7,194
                                               ======


     Rental expense relating to operating leases amounted to $7,626, $7,834, and $9,733 in 1997, 1996 and 1995, respectively. As of December 31, 1997, Zeigler and its subsidiaries had $192,571 of surety bonds issued by an insurance company to secure self-insured workers' compensation and pneumoconiosis claims, reclamation and other performance commitments. Of that amount, $23,061 was backed by guarantees of Shell (see Note 14). Letters of credit of $246,161 were outstanding at December 31, 1997, of which amount $60,053 was also guaranteed by Shell.

     In 1997, upon completion of planned development, the Company idled Encoal Corporation's clean coal demonstration plant in Wyoming. In 1998, marketing of the LFC technology, both domestically and internationally will continue as well as the evaluation of options regarding Encoal. The net book value of Encoal Corporation's assets and the Company's related investment in clean coal technology was $6.7 million as of December 31, 1997.

16.  LEGAL PROCEEDINGS

     Cajun Electric Power Cooperative - On December 21, 1994, Cajun Electric Power Cooperative Inc. ("Cajun") filed with the U.S. Bankruptcy Court for the Middle District of Louisiana (the "Bankruptcy Court") for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Triton Coal Company ("Triton") has a requirements contract (the "Triton Contract") with Cajun through Western Fuels Association, Inc., with a term extending through
the life of Big Cajun Plant No. 2.   During 1997, Triton shipped 5.8 million
tons of coal to Cajun (representing 3.0% of the Company's total consolidated revenues), while 1996 shipments to Cajun totaled 5.0 million tons. To date during the bankruptcy, Triton has continued to ship coal to Cajun and Cajun has continued to pay for such coal. The price for coal sold under the Triton Contract is at or near the market price for this coal. The Triton Contract provides for a price reopener effective January 1, 1998. The parties were unable to reach agreement on the price to be effective January 1, 1998 and are attempting to resolve that matter through the procedure set forth in the Triton Contract.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

     An Appellate Court affirmed a District Court's ruling that a court-appointed trustee will manage Cajun's affairs during the bankruptcy. At this time, it appears likely that the trustee will reject the Triton Contract. In the event that the contract is rejected, it may be necessary for Triton to find other markets for this coal, possibly including sales to the new operator of Cajun's coal fired units.

     Louisiana Generating LLC (an affiliate of the Company, Southern Energy, Inc. and NRG Energy, Inc.) has executed an Amended and Restated Asset Purchase and Reorganization Agreement to purchase substantially all of Cajun's non-nuclear assets. This Agreement is incorporated in the trustee's plan of reorganization, which is subject to Bankruptcy Court approval (including evaluation of competing plans of reorganization) and a number of other conditions. As a result of Louisiana Generating's entering into this Agreement, Western Fuels Association, Inc. has formally requested certain assurances regarding Triton's performance under the Triton Contract and informed the Company that it reserves the right to assert certain claims against Triton if the trustee rejects the Triton Contract.

     Entergy-Gulf States Utilities, Inc. - Entergy-Gulf States, Inc. ("GSU") owns 42% of Unit 3 at the Big Cajun II coal-fired power station. Pursuant to the Triton Contract, Triton supplies the coal requirements of all three units at Big Cajun II. Two of the three plans for reorganization of Cajun pending before the Bankruptcy Court call for the rejection of the Triton Contract. Triton and Western Fuels Association, Inc. maintain that Unit 3 is a joint venture between GSU and Cajun, that joint ventures are partnerships under Louisiana law and that, as Cajun's partner and as a direct beneficiary of the coal provided by Triton, GSU is liable for some or all of their damages in the event that the Triton Contract is rejected. On January 13, 1997, GSU requested a judgment from the Bankruptcy Court declaring that Cajun is the sole principal under the Triton Contract and that GSU has no liability to Western Fuels Association, Inc. or Triton in the event the Triton Contract is rejected. In February 1997, Western Fuels Association, Inc. and Triton filed a counterclaim asking for a declaration from the Bankruptcy Court that GSU is liable to them for damages if the Triton Contract is rejected. On September 3, 1997, the Bankruptcy Court granted GSU a summary judgment. Western Fuels Association, Inc. and Triton have appealed this judgment.

     On August 21, 1997, GSU filed additional claims against the Company, Triton and Western Fuels Association, Inc. In these claims, GSU alleged that these parties violated the Sherman Antitrust Act and Louisiana Fair Trade Statutes in the course of settlement discussions between the parties. The Company believes that these allegations have no merit and a Motion to Dismiss these claims is pending.

     If the Triton Contract is rejected by the Bankruptcy Court, Triton will suffer damages for breach of contract, for which its only remedies will be a claim against GSU (as described above) and/or a claim in Cajun's bankruptcy proceeding as a creditor of Cajun, and Triton will have to find other markets for this coal, possibly including sales to the new operator of Cajun's coal-fired units. Triton is currently in negotiations with alternative customers for this coal. Triton has executed an agreement with Louisiana Generating pursuant to which Triton will supply coal to Big Cajun II in the event Cajun's court-appointed trustee's plan of reorganization is confirmed by the Bankruptcy Court and Louisiana Generating completes the purchase of Cajun's non-nuclear assets. Triton, Western Fuels Association, Inc., and the Trustee have also executed an agreement which provides that if Louisiana Generating is successful in purchasing the Cajun assets and the Triton Contract is rejected, Triton will release any and all claims in Cajun's bankruptcy and will receive approximately $4,000.

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

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

                 ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

17.  SEGMENT REPORTING

     The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, beginning with the Company's fourth quarter of 1997. The Company has two reportable segments: coal and energy. The coal segment is engaged in the mining of coal for utilities in the United States. The energy segment is principally responsible for the trading and marketing of electricity and natural gas within the U.S. These reportable segments are separately managed strategic business units that offer different products and services, and whose performance is evaluated based on earnings from operations before interest and taxes, not including nonrecurring gains and losses. The accounting policies of the segments are the same as those described in Note 1. There were no sales or transfers between segments in 1997, 1996, or 1995. The "Other" category below consists of five operating segments that did not meet the quantitative thresholds for determining reporting segments. These segments consist primarily of amounts related to two import/export terminals, a clean coal plant in Wyoming, the Company's environmental subsidiary, coal leases to third parties, farming, timber, gains on sales of surplus assets, oil and gas royalties, and selling, general and administrative costs.


                                                  1997       1996       1995
                                                  ----       ----       ----
Revenues:
  Coal                                        $603,553   $698,523   $754,975
  Energy                                       166,474          -          -
  Other                                         30,729     33,101     28,128
                                              --------   --------   --------
   Total                                      $800,756   $731,624   $783,103
Operating Earnings:
  Coal                                        $ 99,607   $ 85,357   $ 68,743
  Energy                                        (6,756)         -          -
  Other                                        (15,111)   (10,684)   (11,099)
  Nonrecurring gains/(losses)                    8,244     16,295    (45,863)
                                              --------   --------   --------
   Total                                      $ 85,984   $ 90,968   $ 11,781

Depreciation, Depletion, and Amortization:
  Coal                                        $ 53,259   $ 55,649   $ 64,382
  Energy                                            35          -          -
  Other                                          4,618      4,485      4,194
                                              --------   --------   --------
   Total                                      $ 57,912   $ 60,134   $ 68,576
Capital Expenditures:
  Coal                                        $ 65,768   $ 24,671   $ 46,496
  Energy                                           398          -          -
  Other                                          8,260      6,756      9,838
                                              --------   --------   --------
   Total                                      $ 74,426   $ 31,427   $ 56,334

Assets:
  Coal                                        $890,030   $885,724   $901,916
  Energy                                        34,583     10,000          -
  Other                                        169,344    154,901    123,325
                                              --------   --------   --------
   Total                                    $1,093,957 $1,050,625 $1,025,241


18.  POSSIBLE SALE OF COMPANY

     On December 3, 1997, the Company announced that it was retaining an investment banking firm to explore various strategic alternatives to maximize value for shareholders, including the possible sale of the entire Company. In connection therewith, the Board of Directors adopted a change-in-control severance plan and retention bonus plan for all salaried employees as well as special incentives for certain key employees. The Company has since retained the investment banking firm Credit Suisse First Boston and prepared materials for interested parties.

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial data for 1997 and 1996 is summarized below (in thousands, except for per share amounts):



                                                    Three Months Ended
                                       ----------------------------------------
                                        Mar. 31   Jun. 30   Sep. 30    Dec. 31
                                       ---------  --------  --------  ---------
1997:
  Total revenues ....................   $164,652  $183,403  $238,205  $214,496
  Operating earnings ................     19,981    22,503    25,573    17,927
  Net earnings ......................     13,014    14,743    17,629    13,253
  Net earnings per common share (1):
   Basic ............................        .46       .52       .63       .47
   Diluted ..........................        .45       .51       .62       .47

1996:
  Total revenues ....................   $181,018  $182,701  $193,222  $174,683
  Operating earnings ................     17,962    21,162    25,965    25,879
  Net earnings ......................     10,113    12,674    16,991    18,186
  Net earnings per common share (1):
   Basic ............................        .36       .45       .60       .64
   Diluted ..........................        .36       .44       .59       .63



(1) The sum of the quarterly earnings per share does not equal earnings per share for the year because the per share amounts are calculated independently for each quarter and for the year using the weighted average number of common shares and common share equivalents outstanding during each period.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with independent auditors on accounting and financial disclosure during the two most recent fiscal years.

                                  PART  III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information about the Directors of the Company required by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed not later than April 30, 1998.


ITEM 11.  EXECUTIVE  COMPENSATION

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed not later than April 30, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed not later than April 30, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed not later than April 30, 1998.

                                    PART  IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                         Page
                                                                                         ----
(a)  Documents filed as part of this Report:

     (1)  The following financial statements are included in Part II, Item 8:

          Independent Auditors' Report ..............................................      28

          Financial Statements:

           Consolidated Statements of Operations, Years Ended December 31,
             1997, 1996 and 1995 ....................................................      29

           Consolidated Balance Sheets, December 31, 1997 and 1996 ..................      30

           Consolidated Statements of Cash Flows, Years Ended December 31,
             1997, 1996 and 1995 ....................................................      32

           Consolidated Statements of Shareholders' Equity, Years Ended December 31,
             1997, 1996 and 1995 ....................................................      33

           Notes to Consolidated Financial Statements ...............................      34

     (2) The following consolidated financial statement schedule is included in Item
           14 at the page indicated:

         Independent Auditors' Report ...............................................      57

         Schedule II - Valuation and Qualifying Accounts, Years Ended
         December 31, 1997, 1996 and 1995 ...........................................      58

         All other schedules are omitted as not applicable or not required, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     (3)  Exhibits filed as part of this Report are as follows:



Number                               Description
------                               -----------
[S]     [C]
3.1 Restated Certificate of Incorporation of Zeigler Coal Holding Company, as amended**

3.2     By-Laws of Zeigler Coal Holding Company+

4.1     Form of certificate representing the shares of Common Stock**

4.2 Amended and Restated Credit Agreement, dated as of October 19, 1994, among Zeigler Coal Holding Company, certain subsidiary borrowers, certain financial institutions, Bank of America NT&SA and the First National Bank of Chicago, as arrangers, LC issuer and administrative agent***

Number                                  Description
-----                                   -----------


 4.3 Note Purchase Agreements, dated November 16, 1992, between Zeigler Coal Holding Company and the various purchasers named therein**

 4.4         Collateral Agency and Intercreditor Agreement, dated
             November 16, 1992, among Zeigler Coal Holding Company, State Street Bank and Trust Company of Connecticut, National Association, the Lenders, the Purchasers, the Administrative Agent and the LC Issuer, as defined therein**

 4.6 Restated Agreement of Sale, dated as of December 1, 1982, between Charleston County, South Carolina and Massey Coal Terminal, S.C. Corporation with attached copies of the documents delivered in connection herewith**

 4.8 Registration Agreement, dated as of January 31, 1985 and amended as of November 11, 1992, between the Management Group, Casati, Kinman, DSC, Heise IR, Shell and the Company, as defined therein**

 4.9 Credit Agreement dated as of April 24,1997 by and among Zeigler Coal Holding Company; certain financial institutions; Bank of America National Trust and Savings Association and the First National Bank of Chicago, as Co-Documentation Agents; the First National Bank of Chicago, as Syndication Agent; and Bank of America National Trust and Savings Association, as Administrative Agent. ******

 4.10        Trust Indenture, dated as of August 1, 1997, between
             Peninsula Ports Authority of Virginia and PNC Bank, N. A.

 4.11 Financing Agreement, dated as of August 1, 1997, between Peninsula Ports Authority of Virginia and the Company.

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
             Company, Inc. and Marrowbone Development Company and Georgia Power Company, as amended*

10.11 Coal Purchase and Sales Agreement, dated October 30, 1987, by and between Georgia Power Company and Shell Mining Company, as amended*

Number                          Description
------                          -----------

10.14       Coal Lease, dated November 1, 1967, between the United
            States of America, through the Bureau of Land Management and Farmers Union Central Exchange, Incorporated Buckskin Mine site (Triton Coal Company)*

10.15       Coal Lease, dated August 23, 1982 and effective as of
            September 1, 1982, between the United States of America, through the Bureau of Land Management and Shell Oil Company re Spring Draw site (Triton Coal Company)**

10.16       Coal Lease, dated December 1, 1967, between the United
            States of America, through the Bureau of Land Management and Humble Oil & Refining Company (readjusted in the name of Exxon Coal USA, Inc.) re conveyance of partial lease to Shell Mining Company (Triton Coal Company)**

10.17       Coal Lease, dated December 1, 1966, between the United
            States, through the Bureau of Land Management of America and Sentry Royalty Company (readjusted in the name of Shell Mining Company) re North Rochelle site**

10.18 Fourth Amendment dated as of April 1, 1995 to the Agreement for Sale and Purchase of Coal, dated as of January 1, 1985, between Carolina Power & Light Company, Wolf Creek Collieries Company, Kermit Coal Company and Massey Coal Sales Company, Incorporated, as amended.****

10.19 Amended and Restated Agreement for Sale and Purchase of Coal dated as of July 1, 1996, by and between Carolina Power & Light Company, as buyer, and Mountaineer Coal Development Company, d/b/a Marrowbone Development Company, and Bluegrass Coal Development Company, as sellers. *****

10.20       Special Bonus and Severance Pay Plan

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

****** Previously filed with Form 10-Q dated November 10, 1997.

+      Previously filed.
                                      55

(b)  Reports on Form 8-K:
     The Company filed no reports on Form 8-K during the quarterly period ended December 31, 1997.

                         INDEPENDENT AUDITORS' REPORT



To Zeigler Coal Holding Company:

     We have audited the consolidated financial statements of Zeigler Coal Holding Company and Subsidiaries as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 5, 1998; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule listed in Item 14(a)(2) of this report. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP

St. Louis, Missouri
February 5, 1998

                                                                     SCHEDULE II



                          ZEIGLER COAL HOLDING COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED DECEMBER 31, 1997, 1996, 1995


                                                                     Additions
                                                        Balance at   Charged to                         Balance
                                                         Beginning    Costs and                Other     at End
        Description                                      of Period  Expenses(1)  Deductions   Charges  of Period
        -----------                                     ----------  -----------  ----------   -------  ---------
            (A)                                              (B)          (C)         (D)        (E)        (F)
1997
Allowance for doubtful accounts ..............            $ 1,267       $  389     $   355     $  -     $1,301
Allowance for pricing disputes ...............              1,573          663       1,646        -        590
                                                          -------       ------     -------     ----     ------
  Total allowances for accounts receivable ...            $ 2,840       $1,052     $ 2,001     $  -     $1,891
                                                          =======       ======     =======     ====     ======
Reserve for mine supply inventory
 obsolescence ................................            $ 3,395       $3,426     $ 1,789     $  -     $5,032


1996
Allowance for doubtful accounts ..............            $ 1,010       $  306     $    49     $  -     $1,267
Allowance for pricing disputes ...............              1,601          407         435        -      1,573
                                                          -------       ------     -------     ----     ------
  Total allowances for accounts receivable ...            $ 2,611       $  713     $   484     $  -     $2,840
                                                          =======       ======     =======     ====     ======
Reserve for mine supply inventory
 obsolescence ................................            $ 2,692       $1,396     $   693     $  -     $3,395


1995
Allowance for doubtful accounts ..............            $ 1,250       $  100     $   340     $  -     $1,010
Allowance for pricing disputes ...............             12,177        3,529      14,105        -      1,601
                                                          -------       ------     -------     ----     ------
  Total allowances for accounts receivable ...            $13,427       $3,629     $14,445     $  -     $2,611
                                                          =======       ======     =======     ====     ======
Reserve for mine supply inventory
 obsolescence ................................            $ 3,294       $  735     $ 1,337     $  -     $2,692



Notes:

(1) Additions to the allowance for pricing disputes are charged against coal sales in accordance with the revenue recognition policy.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairview Heights, State of Illinois on March 24, 1998.

                                ZEIGLER COAL HOLDING COMPANY
                                (Registrant)

                                By:      /s/ Brent L. Motchan
                                    -----------------------------
                                        Name: Brent L. Motchan
                                        Title: Vice President, General Counsel
                                                and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 24, 1998.


             Signature                                          Capacity
             ---------                                          ---------

              *                                          Chairman of the Board and Director
-----------------------------------
     Michael K. Reilly

              *
-----------------------------------                      Chief Executive Officer, President and
         Chand B. Vyas                                   Director (Principal Executive Officer)

  /s/ Francis L. Barkofske                               Senior Vice President & Chief Financial
-----------------------------------                      Officer (Principal Financial Officer)
      Francis L. Barkofske

         /s/ Paul D. Femmer                              Controller (Principal Accounting Officer)
-----------------------------------
         Paul D. Femmer

              *
-----------------------------------                                   Director
     Roland E. Casati


              *
-----------------------------------                                   Director
     Robert W. Ericson

              *
-----------------------------------                                   Director
     John F. Manley

*By:  /s/ Brent L. Motchan                                     Attorney-in-Fact
    -------------------------------
          Brent L. Motchan


     Original powers of attorney authorizing Brent L. Motchan to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named persons have been filed with the Securities and Exchange Commission as Exhibit
24.1 to this Report.

                                 EXHIBIT INDEX


      Number                         Description
      ------  ---------------------------------------------------------------
        3.1   Restated Certificate of Incorporation of Zeigler Coal Holding
              Company, as amended**

        3.2   By-Laws of Zeigler Coal Holding Company+

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

        4.8 Registration Agreement, dated as of January 31, 1985 and amended as of November 11, 1992, between the Management Group, Casati, Kinman, DSC, Heise IR, Shell and the Company, as defined therein**

        4.9 Credit Agreement dated as of April 24,1997 by and among Zeigler Coal Holding Company; certain financial institutions;
              Bank of America National Trust and Savings Association and the
              First National Bank of Chicago, as Co-Documentation Agents; the
              First National Bank of Chicago, as Syndication Agent; and Bank of
              America National Trust and Savings Association, as Administrative
              Agent. ******

        4.10  Trust Indenture, dated as of August 1, 1997, between
              Peninsula Ports Authority of Virginia and PNC Bank, N. A.

        4.11 Financing Agreement, dated as of August 1, 1997, between Peninsula Ports Authority of Virginia and the Company.

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

       10.6   1994 Stock Option Plan**


      Number                     Description
      ------  -----------------------------------------------------
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

       10.20  Special Bonus and Severance Pay Plan

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

****** Previously filed with Form 10-Q dated November 10, 1997.

+ Previously filed.