Form 10-Q
period 1998-03-31
ZEIGLER COAL HOLDING CO
filed 1998-04-17
CIK 925942

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No


As of April 15, 1998, a total of 28,201,711 shares of the Registrant's common stock were outstanding.

                          ZEIGLER COAL HOLDING COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



                                TABLE OF CONTENTS



ITEM                                                                                                 PAGE
----                                                                                                 ----
                                                 PART I

 1        FINANCIAL STATEMENTS:
                 Condensed Consolidated Statements of Operations - Three Months
                      Ended March 31, 1998 and 1997  ..............................................    2

                 Condensed Consolidated Balance Sheets - March 31, 1998
                     and December 31, 1997 ........................................................    3

                 Condensed Consolidated Statements of Cash Flows - Three Months
                      Ended March 31, 1998 and 1997  ..............................................    5

                 Notes to Condensed Consolidated Financial Statements .............................    6

 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS  ...............................................................    8


                                                 PART II


 1        LEGAL PROCEEDINGS  ......................................................................    11

 6        EXHIBITS AND REPORTS ON FORM 8-K  .......................................................    11


SIGNATURES  .......................................................................................    12


                         PART 1 - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

















                             (See following pages.)

                  ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (Amounts in thousands, except per share amounts)


                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                        1998             1997
                                                                                                        ----             ----
                                                                                                     (Unaudited)      (Unaudited)

REVENUES:
   Coal sales .............................................................................           $ 154,595         $ 152,152
   Energy trading revenues ................................................................              52,493             3,595
   Other revenues .........................................................................               7,734             8,905
                                                                                                      ---------         ---------
   Total revenues .........................................................................             214,822           164,652
                                                                                                      ---------         ---------

COSTS AND EXPENSES:
   Cost of coal sales .....................................................................             134,955           128,231
   Energy trading costs ...................................................................              53,205             3,921
   Selling, general and administrative expenses ...........................................               3,139             5,272
   Other costs and expenses ...............................................................               5,668             7,247
                                                                                                      ---------         ---------
   Total costs and expenses ...............................................................             196,967           144,671
                                                                                                      ---------         ---------

OPERATING EARNINGS ........................................................................              17,855            19,981

NET INTEREST EXPENSE ......................................................................               3,049             4,111
                                                                                                      ---------         ---------

EARNINGS BEFORE TAXES AND EXTRAORDINARY ITEM ..............................................              14,806            15,870

TAXES .....................................................................................               2,665             2,856
                                                                                                      ---------         ---------

NET EARNINGS BEFORE EXTRAORDINARY ITEM ....................................................              12,141            13,014

EXTRAORDINARY ITEM - Loss on early extinguishment of debt, net of taxes ...................               6,637                 -
                                                                                                      ---------         ---------

NET EARNINGS ..............................................................................           $   5,504         $  13,014
                                                                                                      =========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ..................................................................................              28,199            28,395
   Diluted ................................................................................              28,313            28,854

EARNINGS PER COMMON SHARE:
Basic -
  Net earnings before extraordinary item ..................................................           $    0.43         $    0.46
  Extraordinary item ......................................................................               (0.23)                -
                                                                                                      ---------         ---------
  Net earnings ............................................................................           $    0.20         $    0.46

Diluted -
  Net earnings before extraordinary item ..................................................           $    0.42         $    0.45
  Extraordinary item ......................................................................               (0.23)                -
                                                                                                      ---------         ---------
  Net earnings ............................................................................           $    0.19         $    0.45

            See notes to condensed consolidated financial statements.

                  ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except per share amounts)


                                                                                                     March 31,          December 31,
                                                                                                       1998                 1997
                                                                                                       ----                 ----
                                                                                                    (Unaudited)              *
                                      ASSETS

CURRENT ASSETS:
   Cash and equivalents ..............................................................           $    12,374            $   103,254
   Receivables:
     Trade accounts receivable (net of allowances of $937
        and $1,891) ..................................................................                61,983                 72,533
     Other receivables ...............................................................                 3,137                  3,677
                                                                                                 -----------            -----------
     Total receivables, net ..........................................................                65,120                 76,210

   Inventories:
     Coal finished goods .............................................................                 9,590                  9,287
     Coal work in process ............................................................                13,520                 12,932
     Mine supplies ...................................................................                18,166                 18,937
                                                                                                 -----------            -----------
         Total inventories ...........................................................                41,276                 41,156

   Other current assets ..............................................................                13,698                 13,124
                                                                                                 -----------            -----------
         Total current assets ........................................................               132,468                233,744
                                                                                                 -----------            -----------

PROPERTY, PLANT AND EQUIPMENT:
   Land and mineral rights ...........................................................               679,982                679,995
   Prepaid royalties .................................................................                19,526                 20,173
   Plant and equipment ...............................................................               554,112                540,566
                                                                                                 -----------            -----------
         Total at cost ...............................................................             1,253,620              1,240,734

   Less - Accumulated depreciation, depletion and amortization .......................              (421,918)              (412,528)
                                                                                                 -----------            -----------
         Property, plant and equipment, net ..........................................               831,702                828,206
                                                                                                 -----------            -----------

OTHER LONG-TERM ASSETS ...............................................................                14,300                 15,454
                                                                                                 -----------            -----------

TOTAL ASSETS .........................................................................           $   978,470            $ 1,077,404
                                                                                                 ===========            ===========

* Condensed from audited financial statements.








            See notes to condensed consolidated financial statements.

                  ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except per share amounts)


                                                                                                       March 31,        December 31,
                                                                                                         1998              1997
                                                                                                         ----              ----
                                                                                                     (Unaudited)             *
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt ....................................................        $         -         $    68,342
   Accounts payable - trade ................................................................             47,040              64,970
   Other taxes payable .....................................................................             22,800              22,527
   Accrued payroll and related benefits ....................................................             18,880              20,103
   Other accrued expenses ..................................................................             39,834              35,598
                                                                                                    -----------         -----------
         Total current liabilities .........................................................            128,554             211,540
LONG-TERM DEBT .............................................................................            255,800             275,800
ACCRUED POSTRETIREMENT BENEFIT OBLIGATIONS .................................................            255,597             253,700
ACCRUED PNEUMOCONIOSIS BENEFITS ............................................................             35,870              36,156
ACCRUED MINE CLOSING COSTS .................................................................             55,593              55,957
DEFERRED TAXES .............................................................................             21,125              20,527
OTHER LONG-TERM LIABILITIES ................................................................             44,768              45,984

COMMITMENTS AND CONTINGENCIES ..............................................................                  -                   -
                                                                                                    -----------         -----------

         Total liabilities .................................................................            797,307             899,664
                                                                                                    -----------         -----------

SHAREHOLDERS' EQUITY:
   Common stock - $0.01 par value - authorized shares, 50,000; 28,444 shares issued and 28,200 outstanding as of March 31,
     1998 and 28,441 shares issued and 28,197 outstanding as of
     December 31, 1997 .....................................................................                284                 284
   Capital in excess of par value ..........................................................             73,154              73,120
   Retained earnings .......................................................................            113,673             110,284
                                                                                                    -----------         -----------
                                                                                                        187,111             183,688
   Less cost of common stock in treasury - 244 shares at March 31,
     1998 and December 31, 1997 ............................................................             (5,948)             (5,948)
                                                                                                    -----------         -----------
                 Total shareholders' equity ................................................            181,163             177,740
                                                                                                    -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................................        $   978,470         $ 1,077,404
                                                                                                    ===========         ===========

* Condensed from audited financial statements.







            See notes to condensed consolidated financial statements.

                  ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)




                                                                                                          Three Months Ended
                                                                                                                March 31,
                                                                                                                ---------
                                                                                                        1998                 1997
                                                                                                        ----                 ----
                                                                                                     (Unaudited)         (Unaudited)
OPERATING ACTIVITIES:
  Net earnings .........................................................................            $   5,504             $  13,014
  Adjustments for differences between net earnings and cash
    flows from operating activities:
              Depreciation, depletion, and amortization ................................               16,816                14,348
              Other noncash items ......................................................                1,639               (11,355)
              Net (increase) decrease in working capital ...............................               (4,347)                5,407
                                                                                                    ---------             ---------
     Net cash provided by operating activities .........................................               19,612                21,414
                                                                                                    ---------             ---------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...........................................              (21,227)               (8,787)
  Cash paid for sale of Indiana assets .................................................                    -                (4,000)
  Proceeds from sales of property, plant and equipment .................................                1,157                 2,159
                                                                                                    ---------             ---------
     Net cash used in investing activities .............................................              (20,070)              (10,628)
                                                                                                    ---------             ---------

FINANCING ACTIVITIES:
  Payment of senior secured notes ......................................................             (198,342)                    -
  Net borrowings under credit agreement ................................................              110,000                     -
  Payment of dividends .................................................................               (2,114)               (2,128)
  Other ................................................................................                   34                   369
                                                                                                    ---------             ---------
Net cash used in financing activities ..................................................              (90,422)               (1,759)
                                                                                                    ---------             ---------

    NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS ....................................              (90,880)                9,027
    CASH AND EQUIVALENTS, BEGINNING OF PERIOD ..........................................              103,254               108,321
                                                                                                    ---------             ---------
    CASH AND EQUIVALENTS, END OF PERIOD ................................................            $  12,374             $ 117,348
                                                                                                    =========             =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) for interest, net of amounts capitalized ........................            $   4,161             $    (221)
  Cash paid for income taxes, net of refunds ...........................................                  434                   147









            See notes to condensed consolidated financial statements.

                  ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of Zeigler Coal Holding Company and subsidiaries (the "Company") at March 31, 1998 and 1997 and for the three month periods then ended, and the notes thereto, are unaudited and do not include all of the disclosures required under generally accepted accounting principles. However, in the opinion of management, all adjustments which are necessary for a fair presentation of the financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 1997 and for the year then ended.

      The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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


6.   SEGMENT REPORTING

        The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, beginning with the Company's fourth quarter of 1997. The Company has two reportable segments: coal and energy. The coal segment is engaged in the mining of coal for utilities in the United States. The energy segment is principally responsible for the trading and marketing of electricity and natural gas within the U.S. These reportable segments are separately managed strategic business units that offer different products and services, and whose performance is evaluated based on earnings from operations before interest, taxes, and extraordinary items. There were no sales or transfers between segments in the first quarter of 1998 and 1997. The "Other" category below consists of five operating segments that did not meet the quantitative thresholds for determining reporting segments. These segments consist primarily of amounts related to two import/export terminals, a clean coal plant in Wyoming, the Company's environmental subsidiary, coal leases to third parties, farming, timber sales, gains on sales of surplus assets, oil and gas royalties, and selling, general and administrative costs.

                  ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                                   (Unaudited)



                                                                         Three Months Ended
                                                                              March 31,
                                                                              ---------
                                                                     1998                       1997
                                                                     ----                       ----
Revenues:
    Coal                                                        $   154,595                 $   152,152
    Energy                                                           52,493                       3,595
    Other                                                             7,734                       8,905
                                                                -----------                 -----------
       Total                                                    $   214,822                 $   164,652
Operating Earnings:
    Coal                                                        $    19,640                 $    23,921
    Energy                                                             (712)                       (326)
    Other                                                            (1,073)                     (3,614)
                                                                -----------                 -----------
       Total                                                    $    17,855                 $    19,981
Depreciation, Depletion, and Amortization:
    Coal                                                        $    15,692                 $    13,196
    Energy                                                               17                           -
    Other                                                             1,107                       1,152
                                                                -----------                 -----------
       Total                                                    $    16,816                 $    14,348
Capital Expenditures:
    Coal                                                        $    20,990                 $     8,543
    Energy                                                                -                         181
    Other                                                               237                          63
                                                                -----------                 -----------
       Total                                                    $    21,227                 $     8,787

Assets:
    Coal                                                        $   887,155                 $   872,149
    Energy                                                           13,062                      13,933
    Other                                                            78,253                     191,322
                                                                -----------                 -----------
      Total                                                     $   978,470                 $ 1,077,404

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                  THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO
                      THE THREE MONTHS ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

         Net earnings for the first quarter ended March 31, 1998 were $5.5 million (19 cents per diluted share) compared to net earnings of $13.0 million (45 cents per diluted share) in the same quarter of 1997. Excluding a first quarter 1998 extraordinary charge of $6.6 million (23 cents per diluted share) related to a loss on the early extinguishment of debt, first quarter net earnings were $12.1 million (42 cents per diluted share) versus $13.0 million (45 cents per diluted share) for the same period of 1997.

         The $.9 million decrease in net earnings before the extraordinary item primarily resulted from a 1997 nonrecurring benefit attributable to a revision in mine closing estimates and lost coal claims ($5.5 million). In addition, lower spot sales at Old Ben ($1.3 million), and lower gains on sales of surplus assets ($1.4 million) were more than offset by increased sales volumes and improved productivity at Pike County ($1.5 million), lower SG&A costs ($1.8 million), improved margins on the sale of purchased coal ($1.5 million), lower expenses at the Company's clean coal demonstration plant ($1.0 million), and lower interest expense ($.9 million).

         REVENUES

         Coal sales - Coal sales totaled $154.6 million in the first quarter of 1998, an increase of $2.4 million, or 2%, compared to the first quarter of 1997. This increase resulted largely from higher volumes at Pike County due to the start-up of the new Matrix Mining operations ($6.3 million), partially offset by lower Midwest spot volume primarily due to the closure of Old Ben's Spartan mine in the fourth quarter of 1997 ($3.8 million).

         Energy trading revenues - Energy trading revenues represent the trading and marketing of electricity and natural gas at EnerZ Corporation. Trading revenues were $52.5 million for the three months ended March 31, 1998, as compared to $3.6 million for the same period in 1997 reflecting the startup of EnerZ's operations in the first quarter of 1997.

         Other revenues - Other revenues decreased $1.2 million in the first quarter of 1998 reflecting lower gains on sales of surplus assets, partially offset by higher revenue at the import/export terminals.

         COSTS AND EXPENSES

         Cost of coal sales - Cost of coal sales increased $6.8 million from $128.2 million in the first quarter of 1997 to $135.0 million in the same quarter of 1998. This increase reflected unusually low costs in 1997 due to a revision in mine closing estimates and lost coal claims ($6.7 million) and the higher 1998 Pike County sales volume, partially offset by lower Old Ben spot volume and improved costs on coal purchased for sale under long-term contracts.

         Energy trading costs - The increase in costs for the first quarter of 1998 reflects the startup of trading activities in the first quarter of 1997.

         Other costs and expenses - Other costs and expenses were $5.7 million in the first quarter of 1998, a decrease of $1.6 million from the first quarter of 1997. This decrease is primarily attributable to lower costs from the Company's clean coal demonstration plant in Wyoming which was idled during the third quarter of 1997.

         SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES

         SG&A expenses were $3.1 million for the first quarter of 1998, a decrease of $2.1 million from the same quarter of 1997. This decrease primarily reflected the first quarter 1998 reversal of incentive compensation accruals based on lower than anticipated payouts related to 1997, and lower first quarter 1998 charges for stock appreciation units.

         INTEREST EXPENSE

         Net interest expense decreased $1.1 million in 1998 reflecting the prepayment in January 1998 of the Company's 8.61% Senior Secured Notes.

         TAXES

         Lower pretax earnings were responsible for the decrease in taxes from the first quarter of 1997 to 1998. The Company's effective tax rate was 18% for both 1997 and 1998 first quarters.

         EXTRAORDINARY ITEM

         On January 5, 1998, Zeigler prepaid the outstanding balance of $198.3 million of the 8.61% Senior Secured Notes, using $68.3 million of cash and borrowing $130.0 million under a new Credit Agreement's revolving credit facility. Zeigler recognized an extraordinary loss of $8.8 million ($6.6 million, net of tax) consisting of a yield maintenance premium of $7.6 million and the write-off of deferred financing costs.


FINANCIAL CONDITION

         At March 31, 1998, cash and equivalents totaled $12.4 million, down from $103.3 million at December 31, 1997. Cash generated from operating activities during the first quarter 1998 was $19.6 million versus $21.4 million in 1997.

         Working capital was $3.9 million at March 31, 1998 and $22.2 million at December 31, 1997. Trade accounts receivable and accounts payable have decreased $10.6 million and $17.9 million, respectively, primarily due to lower 1998 first quarter energy trading activities versus the fourth quarter of 1997, and higher first quarter 1998 payments for capital additions. Other accrued expenses increased $4.2 million reflecting higher deferred revenue relating to payments received under restructured long-term contracts.

         Net cash used in investing activities totaled $20.1 million during the first quarter of 1998, compared to $10.6 million for the same period in 1997. This increase primarily reflected higher first quarter 1998 expenditures for the development of the North Rochelle mine, partially offset by a 1997 payment related to the sale of certain Indiana assets. Full production at the North Rochelle mine is estimated to begin in the first quarter of 1999. Remaining expenditures for the development of this mine are estimated to be $32 million in 1998. The Company expects 1998 capital additions, excluding the development of North Rochelle, to total approximately $40 million to $45 million. In addition, the Company anticipates that, if Louisiana Generating LLC (in which a subsidiary of the Company owns a 30% interest), is successful in its bid to purchase the non-nuclear assets of Cajun Electric Power Cooperative, Inc., the Company will invest approximately $80 million in Louisiana Generating LLC in late 1998.

         Net cash used in financing activities totaled $90.4 million in the first three months of 1998 compared to $1.8 million for the same period of 1997. The 1998 cash use was primarily due to the prepayment of the 8.61% Senior Secured Notes which was partially funded by borrowing $130.0 million under the Company's new $700 million senior unsecured revolving credit and letter of credit facility of which $20.0 million has been repaid by March 31, 1998. At March 31, 1998, the Company had used $182.8 million for outstanding letters of credit issued under this facility.

         The Company believes that it has the financial resources and borrowing capacity needed to meet business requirements in the foreseeable future.

         "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995 - The preceding Management's Discussion and Analysis of Financial Condition and Results of Operation and other items in this Report on Form 10-Q contain forward-looking statements that are subject to risks and uncertainties inherent in the Company's business. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein and elsewhere in documents filed with the Securities and Exchange Commission, including, without limitation, the Company's Forms 10-K and 10-Q. Forward-looking statements made by the Company are used to describe business operations that fall into six areas of operation. Those operations are subject to factors that can negatively or positively affect the Company's results including, without limitation, the following: weather; unexpected maintenance problems; variations in coal seam thickness, amount of overburden, rock and other natural materials; disruption of transportation services; labor problems; disputes and/or interruption of deliveries under coal contracts due to circumstances affecting the customer; permitting and other regulatory uncertainties; financing risks; legal proceedings; engineering and construction risks; regulatory changes that limit or slow the advance of deregulation in the utility marketplace; competition in the wholesale power market; interruptions and uncertainties relating to fuel supply and transportation; and other conditions.

                           PART II - OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS

         There was no material change during the quarter ended March 31, 1998, in the legal proceedings reported in the Company's Form 10-K report for the year ended December 31, 1997.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a.   Reports on Form 8-K

     The Company filed no Reports on Form 8-K during the quarter ended March 31, 1998.

     -------------

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



                                                    ZEIGLER COAL HOLDING COMPANY
                                                    ----------------------------
                                                             (Registrant)



                                April 16, 1998      /s/ Francis L. Barkofske
                                                    ------------------------
                                                    Francis L. Barkofske
                                                    Chief Financial Officer
                                                    (Principal Financial
                                                    Officer and duly
                                                    authorized officer)