Form 10-Q
period 1998-06-30
ZEIGLER COAL HOLDING CO
filed 1998-07-30
CIK 925942

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-13298

                          ZEIGLER COAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


            DELAWARE                                  36-3344449
   (State of incorporation)              (I.R.S. Employer Identification No.)


       50 JEROME LANE
  FAIRVIEW HEIGHTS, ILLINOIS         62208             (618) 394-2400
(Address of principal executive    (Zip Code)   (Registrant's telephone number,
         offices)                                    including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No


As of July 28, 1998, a total of 28,222,671 shares of the Registrant's common stock were outstanding.

                          ZEIGLER COAL HOLDING COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998



                                TABLE OF CONTENTS


ITEM                                                                                                 PAGE
----                                                                                                 ----
                                                     PART I

 1        FINANCIAL STATEMENTS:

                 Condensed Consolidated Statements of Operations - Three and Six Months
                      Ended June 30, 1998 and 1997  ...............................................    2

                 Condensed Consolidated Balance Sheets - June 30, 1998
                     and December 31, 1997 ........................................................    3

                 Condensed Consolidated Statements of Cash Flows - Six Months
                      Ended June 30, 1998 and 1997  ...............................................    5

                 Notes to Condensed Consolidated Financial Statements .............................    6

 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS  ...............................................................    8


                                                     PART II


 1        LEGAL PROCEEDINGS    ....................................................................    11

 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................    12

 6        EXHIBITS AND REPORTS ON FORM 8-K  .......................................................    13


SIGNATURES  .......................................................................................    14


                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS







                             (See following pages.)

                  ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
           (Amounts in thousands, except per share amounts; unaudited)

                                                                  Three Months                         Six  Months
                                                             -----------------------              ----------------------
                                                               1998           1997                  1998          1997
                                                               ----           ----                  ----          ----
REVENUES:
   Coal sales ............................................   $143,995       $141,691              $298,590      $293,843
   Energy trading revenues................................     22,216         34,283                74,709        37,878
   Other revenues.........................................      7,565          7,429                15,299        16,334
                                                             --------       --------              --------      --------
   Total revenues.........................................    173,776        183,403               388,598       348,055
                                                             --------       --------              --------      --------

COSTS AND EXPENSES:
   Cost of coal sales.....................................    125,036        112,302               259,991       240,533
   Energy trading costs...................................     23,646         35,636                76,851        39,558
   Other costs and expenses...............................      5,719          8,075                11,387        15,321
   Selling, general and administrative expenses ..........      2,918          4,887                 6,057        10,159
                                                             --------       --------              --------      --------
   Total costs and expenses...............................    157,319        160,900               354,286       305,571
                                                             --------       --------              --------      --------
OTHER INCOME..............................................      3,766         -                      3,766       -
                                                             --------       --------              --------      --------

OPERATING EARNINGS .......................................     20,223         22,503                38,078        42,484

NET INTEREST EXPENSE......................................      2,714          4,526                 5,763         8,637
                                                             --------       --------              --------      --------

NET EARNINGS BEFORE TAXES AND
     EXTRAORDINARY ITEM...................................     17,509         17,977                32,315        33,847

TAXES ....................................................      2,182          3,234                 4,847         6,090
                                                             --------       --------              --------      --------

NET EARNINGS BEFORE EXTRAORDINARY ITEM....................     15,327         14,743                27,468        27,757

EXTRAORDINARY ITEM - Loss on early extinguishment
     of debt, net of taxes................................          -              -                 6,637             -
                                                             --------       --------              --------      --------

NET EARNINGS..............................................   $ 15,327       $ 14,743              $ 20,831      $ 27,757
                                                             ========       ========              ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic.....................................................     28,215         28,289                28,207        28,342
Diluted...................................................     28,409         28,755                28,365        28,795

EARNINGS PER COMMON SHARE:
Basic -
    Net earnings before extraordinary item................   $    .54       $    .52              $    .97      $    .98
    Extraordinary item....................................          -              -                  (.23)            -
                                                             --------       --------              --------      --------
    Net earnings..........................................   $    .54       $    .52              $    .74      $    .98

Diluted -
    Net earnings before extraordinary item................   $    .54       $    .51              $    .96      $    .96
    Extraordinary item....................................          -              -                  (.23)            -
                                                             --------       --------              --------      --------
    Net earnings..........................................   $    .54       $    .51              $    .73      $    .96

            See notes to condensed consolidated financial statements.

                  ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)


                                                                               June 30,           December 31,
                                                                                 1998                 1997
                                                                                 ----                 ----
                                                                              (Unaudited)              *
                                      ASSETS
                                      ------
CURRENT ASSETS:
   Cash and equivalents..............................................         $   15,027         $    103,254
   Receivables:
     Trade accounts receivable (net of allowances of $2,064
        and $1,891)..................................................             55,528               72,533
     Other receivables...............................................              3,589                3,677
                                                                           --------------        ------------
            Total receivables, net...................................             59,117               76,210

   Inventories:
     Coal finished goods.............................................              9,660                9,287
     Coal work in process............................................             15,162               12,932
     Mine supplies...................................................             18,145               18,937
                                                                           --------------        ------------
         Total inventories...........................................             42,967               41,156

   Other current assets..............................................             14,846               13,124
                                                                           --------------        ------------
         Total current assets........................................            131,957              233,744
                                                                           --------------        ------------

PROPERTY, PLANT AND EQUIPMENT:
   Land and mineral rights ..........................................            676,036              679,995
   Prepaid royalties.................................................             20,267               20,173
   Plant and equipment...............................................            576,155              540,566
                                                                           --------------        ------------
         Total at cost...............................................          1,272,458            1,240,734
   Less - Accumulated depreciation, depletion and amortization.......           (433,783)            (412,528)
                                                                           --------------        ------------
         Property, plant and equipment, net..........................            838,675              828,206
                                                                           --------------        ------------

 OTHER LONG-TERM ASSETS..............................................             14,268               15,454
                                                                           --------------        ------------

TOTAL ASSETS ........................................................        $   984,900           $1,077,404
                                                                           ==============        ============

* Condensed from audited financial statements.




            See notes to condensed consolidated financial statements.

                  ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)

                                                                               June 30,            December 31,
                                                                                 1998                1997
                                                                                 ----                ----
                                                                              (Unaudited)             *
                LIABILITIES AND SHAREHOLDERS' EQUITY
                -------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt..............................      $        -            $     68,342
   Accounts payable - trade..........................................             48,366               64,970
   Other taxes payable...............................................             20,249               22,527
   Accrued payroll and related benefits..............................             18,488               20,103
   Other accrued expenses............................................             32,714               35,598
                                                                           -------------         ------------
         Total current liabilities...................................            119,817              211,540
LONG-TERM DEBT ......................................................            255,800              275,800
ACCRUED POSTRETIREMENT BENEFIT OBLIGATIONS...........................            257,893              253,700
ACCRUED PNEUMOCONIOSIS BENEFITS .....................................             35,294               36,156
ACCRUED MINE CLOSING COSTS ..........................................             54,978               55,957
DEFERRED TAXES ......................................................             21,629               20,527
OTHER LONG-TERM LIABILITIES..........................................             44,811               45,984
COMMITMENTS AND CONTINGENCIES........................................               -                    -
                                                                           -------------         ------------
         Total liabilities...........................................            790,222              899,664
                                                                           -------------         ------------

SHAREHOLDERS' EQUITY:
   Preferred stock - $0.01 par value - authorized
        shares, 1,000 -  issued shares, none ........................               -                    -
   Common stock - $0.01 par value - authorized shares, 50,000 -
        28,467 shares issued and 28,223 outstanding as of June 30,
        1998 and 28,441 shares issued and 28,197 outstanding as of
        December 31, 1997 ...........................................                285                  284
   Capital in excess of par value....................................             73,458               73,120
   Retained earnings ................................................            126,883              110,284
                                                                           -------------         ------------
                                                                                 200,626              183,688
   Less cost of common stock in treasury - 244 shares at June 30,
        1998 and December 31, 1997...................................             (5,948)              (5,948)
                                                                           -------------         ------------
             Total shareholders' equity..............................            194,678              177,740
                                                                           -------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................      $     984,900         $  1,077,404
                                                                           =============         ============

* Condensed from audited financial statements.





            See notes to condensed consolidated financial statements.

                  ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                        (Amounts in thousands; unaudited)


                                                                                    1998          1997
                                                                                    ----          ----
OPERATING ACTIVITIES:
   Net earnings...........................................................       $ 20,831         $ 27,757
   Adjustments for differences between net earnings and cash flows from operating activities:
           Depreciation, depletion, and amortization......................         32,384           28,764
           Other noncash items............................................            624          (20,491)
           Net  increase in working capital...............................         (9,752)         (17,954)
                                                                                ---------        ---------
                Net cash provided by operating activities.................         44,087           18,076
                                                                                ---------        ---------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment.............................        (45,630)         (20,606)
   Cash paid in connection with sale of Indiana assets....................         -                (4,000)
   Proceeds from sales of property, plant and equipment...................          5,548            5,327
                                                                                ---------        ---------
                Net cash used in investing activities.....................        (40,082)         (19,279)
                                                                                ---------        ---------

FINANCING ACTIVITIES:
   Payment of senior secured notes........................................       (198,342)            (628)
   Net borrowings under credit agreement..................................        110,000          -
   Payment of dividends...................................................         (4,229)          (4,258)
   Purchase of treasury stock.............................................         -                (5,998)
   Other..................................................................            339              516
                                                                                ---------        ---------
            Net cash used in financing activities.........................        (92,232)         (10,368)
                                                                                ---------        ---------

NET DECREASE IN CASH AND EQUIVALENTS......................................        (88,227)         (11,571)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD.................................        103,254          108,321
                                                                                ---------        ---------
CASH AND EQUIVALENTS, END OF PERIOD.......................................      $  15,027        $  96,750
                                                                                =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized......................       $  6,670         $  8,142
  Cash paid for income taxes, net of refunds..............................            208            4,900


            See notes to condensed consolidated financial statements.

                  ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Amounts in thousands;unaudited)


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Zeigler Coal Holding Company and subsidiaries (the "Company") at June 30, 1998 and 1997 and for the three and six month periods then ended and the notes thereto, are unaudited and do not include all of the disclosures required under generally accepted accounting principles. However, in the opinion of management, all adjustments which are necessary for a fair presentation of the financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 1997 and for the year then ended.

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

4.   CONTINGENCIES

     See Part II, Item 1., "Legal Proceedings."

5.    CHANGE IN ESTIMATES

       The results of operations for the three and six month periods ended June 30, 1997 were significantly impacted by changes in accounting estimates. In the quarter ended June 30, 1997, management reduced the recorded liabilities for pneumoconiosis benefits, mine closing costs and post-retirement benefits by $5,725, $4,281 and $1,417, respectively. The downward revisions of pneumoconiosis and post-retirement benefit estimates were based on the results of preliminary 1997 studies by the Company's independent actuaries. The lower estimate of mine closing costs reflected changes in management's plans for the reclamation of properties in Illinois and Kentucky. In the quarter ended March 31, 1997, management reduced the liabilities for mine closing costs and lost coal claims by $4,748, and $2,000, respectively, to account for the effects of settlements negotiated with current and former landowners.

6.    SEGMENT REPORTING

      The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, beginning with the Company's fourth quarter of 1997. The Company has two reportable segments: coal and energy. The coal segment is engaged in the mining of coal for utilities in the United States. The energy segment is principally responsible for the trading and marketing of electricity and natural gas within the U.S. These reportable segments are separately managed strategic business units that offer different products and services, and whose performance is evaluated based on earnings from operations before interest, taxes, and extraordinary items. There were no sales or transfers between segments in the first half of 1998 and 1997. The "Other" category below consists of operating segments that did not meet the quantitative thresholds for determining reporting segments. These segments consist primarily of amounts related to two import/export terminals, a clean coal demonstration plant in Wyoming, the Company's environmental subsidiary, coal leases to third parties, farming, timber sales, gains on sales of surplus assets, oil and gas royalties, and selling, general and administrative costs.

                  ZEIGLER COAL HOLDING COMPANY AND SUBSIDIARIES

                        (Amounts in thousands; unaudited)

                                                         Three Months Ended                       Six Months Ended
                                                               June 30,                                June 30,
                                                               --------                                --------
                                                          1998           1997                     1998          1997
                                                       ----------      ---------               ----------    ----------
  Revenues:
    Coal                                               $  143,995      $ 141,691               $  298,590    $  293,843
    Energy                                                 22,216         34,283                   74,709        37,878
    Other                                                   7,565          7,429                   15,299        16,334
                                                       ----------      ---------               ----------    ----------
       Total                                           $  173,776      $ 183,403               $  388,598    $  348,055
   Operating Earnings:
    Coal                                               $   18,959      $  29,389               $   38,599    $   53,310
    Energy                                                 (1,430)        (1,353)                  (2,142)       (1,680)
    Other                                                   2,694         (5,533)                   1,621        (9,146)
                                                       ----------      ---------               ----------    ----------
       Total                                           $   20,223      $  22,503               $   38,078    $   42,484
Depreciation, Depletion, and Amortization:
    Coal                                               $   14,380      $  13,246               $   30,072    $   26,442
    Energy                                                     21           -                          38          -
    Other                                                   1,167          1,170                    2,274         2,322
                                                       ----------      ---------               ----------    ----------
       Total                                           $   15,568      $  14,416               $   32,384    $   28,764
Capital Expenditures:
    Coal                                               $   24,112      $  10,584               $   45,102    $   19,127
    Energy                                                    151            133                      151           314
    Other                                                     140          1,102                      377         1,165
                                                       ----------      ---------               ----------    ----------
       Total                                           $   24,403      $  11,819               $   45,630    $   20,606

                                                                As of
                                                        June 30,        December 31,
                                                          1998             1997
                                                       ----------      ----------
  Assets:
    Coal                                               $  890,978      $  890,030
    Energy                                                 14,999          18,030
    Other                                                  78,923         169,344
                                                       ----------      ----------
      Total                                            $  984,900      $1,077,404


7.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net earnings for the second quarter ended June 30, 1998 were $15.3 million (54 cents per diluted share) compared to net earnings of $14.7 million (51 cents per diluted share) in the same quarter of 1997. The $.6 million increase in net earnings primarily resulted from a distribution of surplus funds from a subsidiary's investment in a reciprocal insurance association ($3.1 million), lower SG&A costs ($1.6 million), lower expenses at the Company's clean coal demonstration plant ($1.5 million), lower interest expense ($1.5 million), lower property taxes at Old Ben's Franklin County mines ($1.5 million), improved margins on purchased coal ($1.3 million), increased sales volumes and improved productivity at Pike County ($1.1 million), and a lower effective income tax rate ($1.0 million). These improvements were partially offset by the effects of a 1997 nonrecurring benefit attributable to changes in mine closing estimates and employee benefit obligations ($9.4 million) and higher production costs in 1998 at Marrowbone ($3.4 million).

         Net earnings for the first six months of 1998 were $20.8 million (73 cents per diluted share) compared to net earnings of $27.8 million (96 cents per diluted share) in the same period of 1997. Excluding a first quarter 1998 extraordinary charge of $6.6 million (23 cents per diluted share) related to a loss on the early extinguishment of debt, earnings for the first half of 1998 were $27.4 million (96 cents per diluted share) versus $27.8 million (96 cents per diluted share) for the same period of 1997. The $.4 million decrease in net earnings before the extraordinary item primarily resulted from the 1997 nonrecurring benefits ($14.9 million) from changes in mine closing estimates, employee benefit obligations, and lost coal claims. In addition, higher production costs at Marrowbone ($5.9 million) were more than offset by lower SG&A costs ($3.2 million), the distribution received from a reciprocal insurance association ($3.1 million), higher margins from purchased coal ($2.8 million), lower expenses at the Company's clean coal demonstration plant ($2.6 million), increased sales volume and improved productivity at Pike County ($2.5 million), lower interest expense ($2.4 million), higher revenue at Evergreen ($2.1 million), and lower property taxes at Old Ben ($1.5 million).

         REVENUES

         Coal sales - Coal sales totaled $144.0 million in the second quarter of 1998, an increase of $2.3 million, or 2%, compared to the second quarter of 1997. Coal sales for the first half of 1998 were $298.6 million versus $293.8 million in 1997. The increases in both the second quarter and first half of 1998 resulted largely from higher volumes at Pike County ($5.5 million and $14.7 million, respectively) due to the start-up of the new Matrix Mining operations, and higher sales at Evergreen ($3.1 million and $6.2 million, respectively) reflecting settlement of a 1997 contract dispute, partially offset by lower Midwest spot volume primarily due to the closure of Old Ben's Spartan mine in the fourth quarter of 1997 ($3.7 million and $9.7 million, respectively).

         Energy trading revenues - Energy trading revenues represent the trading and marketing of electricity and natural gas at EnerZ Corporation, a subsidiary of the Company. Trading revenues were $22.2 million for the three months ended June 30, 1998, as compared to $34.3 million for the same period in 1997 reflecting a management decision to reduce electricity and gas trading during the second quarter of 1998. Energy revenues for the first six months of 1998 were $74.7 million versus $37.9 million in 1997 primarily due to the start-up of EnerZ's operations in the first quarter of 1997.

         Other revenues - Other revenues increased $.1 million in the second quarter of 1998, but decreased $1.0 million in the first six months of 1998 primarily due to lower gains on sales of surplus assets.

         COSTS AND EXPENSES

         Cost of coal sales - Cost of coal sales increased $12.7 million from $112.3 million in the second quarter of 1997 to $125.0 million in the same quarter of 1998. For the first six months of 1998, cost of coal sales were $260.0 million as compared to $240.5 million for 1997. These increases reflect the above-mentioned 1997 revisions in mine closing and employee liability estimates, and in the 1998 period higher Pike County sales volume and higher production costs at Marrowbone due to lower yield caused by continued geological problem. These increases were partially offset by improved costs on coal purchased for sale under long-term contracts and lower property taxes at Old Ben's Franklin County mines reflecting revised assessments.

         Energy trading costs - The decrease in costs for the second quarter of 1998 reflects management's decision to reduce electricity and gas trading activity, while the increase in costs for the first six months of 1998 reflect the start-up of operations in the first quarter of 1997.

         Other costs and expenses - In the second quarter and first half of 1998 other costs and expenses decreased $2.4 million and $3.9 million, respectively, primarily resulting from lower costs at the Company's clean coal demonstration plant in Wyoming which was idled during the third quarter of 1997.

         Selling, general, and administrative (SG&A) expenses - SG&A expenses decreased $2.0 million and $4.1 million, for the second quarter and first six months of 1998, respectively, reflecting lower incentive compensation and consulting costs.

         OTHER INCOME

         In the second quarter of 1998, the Company received a $3.8 million distribution of surplus funds from Old Ben's investment in a reciprocal insurance association.

         NET INTEREST EXPENSE

        Net interest expense decreased $1.8 million and $2.9 million in the second quarter and first six months of 1998, respectively, reflecting the prepayment in January 1998 of the Company's 8.61% Senior Secured Notes.

         TAXES

         Lower 1998 taxes are due to decreasing the annual effective tax rate in the second quarter of 1998 from 18% to 15% reflecting changes in estimates of regular and alternative minimum taxable income, and percentage of depletion.

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

FINANCIAL CONDITION

         At June 30, 1998, cash and equivalents totaled $15.0 million, down from $103.3 million at December 31, 1997. Cash generated from operating activities during the first six months of 1998 was $44.1 million versus $18.1 million in 1997.

         Working capital was $12.1 million at June 30, 1998 and $22.2 million at December 31, 1997. Trade accounts receivable and accounts payable have decreased $17.0 million and $16.6 million, respectively, from December 31, 1997 primarily due to lower 1998 second quarter energy trading activities versus the fourth quarter of 1997. Other accrued expenses decreased $2.9 million reflecting lower deferred revenue relating to payments received under restructured long-term contracts, partially offset by lower tax payments.

         Net cash used in investing activities totaled $40.1 million during the first half of 1998, compared to $19.3 million for the same period in 1997. This increase primarily reflected higher 1998 expenditures for the development of the North Rochelle mine, partially offset by a 1997 payment related to the sale of certain Indiana assets. Full production at the North Rochelle mine is estimated to begin in the first quarter of 1999. Remaining 1998 expenditures for the development of this mine are estimated to be approximately $30 million. The Company expects 1998 capital additions, excluding the development of North Rochelle, to total approximately $40 million to $45 million. In addition, the Company anticipates that, if Louisiana Generating LLC (in which a subsidiary of the Company owns a 30% interest), is successful in its bid to purchase the non-nuclear assets of Cajun Electric Power Cooperative, Inc., the Company may invest approximately $80 million in Louisiana Generating LLC in late 1998 or early 1999 (see Part II, Item 1. Legal Proceedings).

         Net cash used in financing activities totaled $92.2 million in the first six months of 1998 compared to $10.4 million for the same period of 1997. The 1998 cash use was primarily due to the prepayment of the 8.61% Senior Secured Notes which was partially funded by borrowing $130.0 million under the Company's new $700 million senior unsecured revolving credit and letter of credit facility of which $20.0 million has been repaid by June 30, 1998. At June 30, 1998, the Company had used $181.7 million for outstanding letters of credit issued under this facility.

         The Company believes that it has the financial resources and borrowing capacity needed to meet business requirements in the foreseeable future.

        On December 3, 1997, the Company announced it was retaining an investment banking firm to explore various strategic alternatives to maximize value for shareholders, including the possible sale of the entire Company. The Company has since retained the investment banking firm Credit Suisse First Boston. The process of exploring various strategic alternatives, including the sale of the Company, is ongoing.

         "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995 - The preceding Management's Discussion and Analysis of Financial Condition and Results of Operation and other items in this Report on Form 10-Q contain forward-looking statements that are subject to risks and uncertainties inherent in the Company's business. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein and elsewhere in documents filed with the Securities and Exchange Commission, including, without limitation, the Company's Forms 10-K and 10-Q. Forward-looking statements made by the Company are used to describe business operations that fall into six areas of operation. Those operations are subject to factors that can negatively or positively affect the Company's results including, without limitation, the following: weather; unexpected maintenance problems; variations in coal seam thickness, amount of overburden, rock and other natural materials; disruption of transportation services; labor problems; disputes and/or interruption of deliveries under coal contracts due to circumstances affecting the customer; permitting and other regulatory uncertainties; financing risks; legal proceedings; engineering and construction risks; regulatory changes that limit or slow the advance of deregulation in the utility marketplace; competition in the wholesale power market; interruptions and uncertainties relating to fuel supply and transportation; and other conditions. Also estimates or forward-looking statements may be affected by possible strategic alternatives, including the possible sale of the Company and related occurrences.

                           PART II - OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS

    The following includes a description of material developments regarding legal proceedings reported in the Company's Form 10-K report for the year ended December 31, 1997.

     Cajun Electric Power Cooperative - On December 21, 1994, Cajun Electric Power Cooperative Inc. ("Cajun") filed with the U.S. Bankruptcy Court for the Middle District of Louisiana (the "Bankruptcy Court") for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Triton Coal Company ("Triton") has a requirements contract (the "Triton Contract") with Cajun through Western Fuels Association, Inc., with a term extending through the life of Big Cajun Plant No. 2 ("Big Cajun II"). During 1997, Triton shipped 5.8 million tons of coal to Cajun (representing 3.0% of the Company's total consolidated revenues), while 1996 shipments to Cajun totaled 5.0 million tons. To date during the bankruptcy, Triton has continued to ship coal to Cajun and Cajun has continued to pay for such coal. The Triton Contract provides for a price reopener effective January 1, 1998. The parties were able to reach agreement on the price to be effective January 1, 1998.

     An Appellate Court affirmed a District Court's ruling that a court-appointed Trustee will manage Cajun's affairs during the bankruptcy. At this time, the Trustee reserves the right to seek to reject the Triton Contract. In the event that the contract is rejected, it may be necessary for Triton to find other markets for this coal, possibly including sales to the new operator of Cajun's coal-fired units.

     Pursuant to an agreement with Southern Energy, Inc. and NRG Energy, Inc., the Company has a 30% interest in Louisiana Generating LLC, a company formed to acquire substantially all of Cajun's non-nuclear assets. Louisiana Generating LLC has executed an Amended and Restated Asset Purchase and Reorganization Agreement to purchase Cajun's non-nuclear assets, which agreement is incorporated in the Trustee's plan of reorganization ("Trustee's Plan"). The Trustee's Plan is subject to Bankruptcy Court approval (including evaluation of competing plans of reorganization) and a number of other conditions. As a result of Louisiana Generating's entering into this Agreement, Western Fuels Association, Inc. has formally requested certain assurances regarding Triton's performance under the Triton Contract and informed the Company that it reserves the right to assert certain claims against Triton if the Trustee rejects the Triton Contract.

     In addition to the Trustee's Plan, two other competing plans of reorganization are being proposed. Enron Trade and Capital Resources Corp. ("Enron") and the Official Unsecured Creditors' Committee are proposing a plan of reorganization under which Enron, or its affiliate, assumes and agrees to perform on the Triton Contract. A third plan of reorganization is proposed by Southwestern Electric Power Company and certain member cooperatives of Cajun ("SWEPCO Plan") under which the Triton Contract would be rejected and no substitute contract with Triton has been negotiated with regard to the SWEPCO Plan. The SWEPCO Plan has been disqualified by the United States District Court for Middle District of Louisiana and that ruling is currently on appeal.

     Entergy Gulf States, Inc. ("GSU") owns 42% of Unit 3 at the Big Cajun II coal-fired power station. Pursuant to the Triton Contract, Triton supplies the coal requirements of all three units at Big Cajun II. Two of the three plans for reorganization of Cajun pending before the Bankruptcy Court (including the Trustee's Plan) call for the rejection of the Triton Contract. Triton and Western Fuels Association, Inc. maintain that Unit 3 is a joint venture between GSU and Cajun, that joint ventures are partnerships under Louisiana law and that, as Cajun's partner and as a direct beneficiary of the coal provided by Triton, GSU is liable for some or all of their damages in the event that the Triton Contract is rejected. On January 13, 1997, GSU requested a judgment from the Bankruptcy Court declaring that Cajun is the sole principal under the Triton Contract and that GSU has no liability to Western Fuels Association, Inc. or Triton in the event the Triton Contract is rejected. In February 1997, Western Fuels Association, Inc. and Triton filed a counterclaim asking for a declaration from the Bankruptcy Court that GSU is liable to them for damages if the Triton Contract is rejected. Trial was conducted during the week of May 4, 1998, and to date no decision has been rendered by the Bankruptcy Court.

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

     If the Triton Contract is rejected by the Bankruptcy Court, Triton will suffer damages for breach of contract, for which its only remedies will be a claim against GSU (as described above) and/or a claim in Cajun's bankruptcy proceeding as a creditor of Cajun, and Triton will have to find other markets for this coal, possibly including sales to the new operator of Cajun's coal-fired units. Although the Trustee's Plan provides for rejection of the Triton Contract, Triton has executed another agreement with Louisiana Generating pursuant to which Triton will supply coal to Big Cajun II in the event the Trustee's Plan is confirmed by the Bankruptcy Court and Louisiana Generating completes the purchase of Cajun's non-nuclear assets. Triton, Western Fuels Association, Inc., and the Trustee have also executed an agreement which provides that if Louisiana Generating is successful in purchasing the Cajun assets and the Triton Contract is rejected, Triton will release any and all claims in Cajun's bankruptcy and will receive approximately $4,000,000 and Western Fuels will release any and all claims in Cajun's bankruptcy and will receive $3,600,000.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  a) The Annual meeting of Shareholders of the Company was held on May 5, 1998.

  b) At the Annual Meeting of Shareholders, the following matters were submitted to a vote of the Shareholders of the Company:

     1. The election of five directors to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:


                Director                 Votes For              Votes Withheld
                --------                 ---------              --------------

         Roland E. Casati               25,059,439                     109,414
         Robert W. Ericson              25,056,555                     112,298
         John F. Manley                 25,060,310                     108,543
         Michael K. Reilly              25,058,815                     110,038
         Chand B. Vyas                  25,056,039                     112,814


     2. The ratification of the appointment of Deloitte & Touche LLP as the Company's independent public auditors for the 1998 fiscal year:

               Votes For             Votes Against              Votes Withheld
               ---------             -------------              --------------

               25,083,409                  29,162                       56,241

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    Exhibit 10   National Bituminous Coal Wage Agreement of 1998.


b.  Reports on Form 8-K

    The Company filed no Reports on Form 8-K during the quarter ended June 30, 1998.

    -------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                ZEIGLER COAL HOLDING COMPANY
                                               --------------------------------
                                                       (Registrant)



                  July 29, 1998                     /s/ Francis L. Barkofske
                                               --------------------------------
                                                      Francis L. Barkofske
                                                    Chief Financial Officer
                                                  (Principal Financial Officer
                                                   and duly authorized officer)